Form 10-K
period 2008-07-31
CS China Acquisition Corp.
filed 2008-10-14
CIK 1417754

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: July 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-53087

CS China Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4100 N.E. Second Avenue, Suite 318 Miami, Florida	33137
(Address of principal executive offices)	(zip code)

(646) 383-4832
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one Ordinary Share, par value $.0001 per share, and two Warrants
Ordinary Shares, $.0001 par value per share
Warrants to purchase Ordinary Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes ☐ No ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of January 31, 2008 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $0.

As of October 14, 2008, there were 6,900,000 Ordinary Shares, $.0001 par value per share, outstanding.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, this Annual Report of CS China Acquisition Corp. contains only financial statements for the fiscal year ended July 31, 2008.

CS CHINA ACQUISITION CORP.
(a company in the development stage)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Changes in Stockholders’ Equity	F-4
Statement of Cash Flows	F-5
Notes to Financial Statements	F-6-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CS China Acquisition Corp.

We have audited the accompanying balance sheet of CS China Acquisition Corp. (a company in the development stage) as of July 31, 2008, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from September 24, 2007 (inception) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS China Acquisition Corp. as of July 31, 2008, and the results of its operations and its cash flows for the period from September 24, 2007 (inception) to July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

On August 15, 2008, the Company closed its initial public offering (See note 7).

/s/ UHY LLP

New York, New York
October 13, 2008

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
BALANCE SHEET
July 31, 2008

ASSETS
CURRENT ASSETS
Cash	$1,167
Deferred offering costs associated with proposed public offering	254,506
Total assets	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$122,628
Notes payable to shareholders	135,000
Total liabilities	257,628

COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value
Authorized 1,000,000 shares; none issued	—
Ordinary shares, $0.0001 par value
Authorized 50,000,000 shares; issued and outstanding 1,150,000 shares	115
Additional paid-in-capital	24,885
Deficit accumulated during the development stage	(26,955)
Total shareholders’ equity (deficit)	(1,955)
Total liabilities and shareholders’ equity (deficit)	$255,673

See Notes to Financial Statements

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF OPERATIONS
For the Period from September 24, 2007 (Inception) to July 31, 2008

Formation Costs	$(3,837)
General and Administrative expense	(23,118)
Operating loss	(26,955)

Net loss	$(26,955)

Weighted average shares outstanding	1,150,000

Basic and diluted net loss per share	$(0.02)

See Notes to Financial Statements

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the period from September 24, 2007 (inception) to July 31, 2008

	Ordinary Shares		Additional Paid-In	Deficit Accumulated During the Development	Shareholders’ Equity
	Shares	Amount	Capital	Stage	(deficit)

Ordinary shares issued September 24, 2007 for cash	1,150,000	$115	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	$115	$24,885	$(26,955)	$(1,955)

See Notes to Financial Statements

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENT OF CASH FLOWS
For the Period from September 24, 2007 (Inception) to July 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(26,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in accrued expenses	11,706
Net cash used in operating activities	(15,249)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founding shareholders	25,000
Proceeds from shareholders’ notes payable	135,000
Deferred offering costs associated with public offering	(143,584)
Net cash provided by financing activities	16,416
NET INCREASE IN CASH	1,167
CASH, Beginning	—
CASH, Ending	$1,167

Supplemental schedule of non-cash financing activity:
Increase in accrual for offering costs	$110,922

See Notes to Financial Statements

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 1 - ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

CS China Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on September 24, 2007 as a blank check company whose objective is to acquire, through a share exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in People’s Republic of China (“PRC”).

All activity from September 24, 2007 (inception) through July 31, 2008 relates to the Company’s formation and its initial public offering (“Offering”) effected on August 15, 2008 as described in Note 7 “Subsequent Events.” The Company has selected July 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Certain proceeds from the offering of $32,899,200 is being held in a trust account (“Trust Account”) and is being invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Certain of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for shareholder approval. In the event that shareholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s shareholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their 1,150,000 founding shares of ordinary shares in accordance with the vote of the majority in interest of all other shareholders of the Company (“Public Shareholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 1 - ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (Continued)

With respect to a Business Combination which is approved and consummated, any Public Shareholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares held by Public Shareholders at the consummation of the Offering. Accordingly, Public Shareholders holding up to 39.99% of the aggregate number of shares owned by all Public Shareholders may seek conversion of their shares in the event of a Business Combination. Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Shareholders.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until February 11, 2010, or February 11, 2011 if a letter of intent, agreement in principle or definitive agreement has been executed by February 11, 2010 and the Business Combination has not been consummated by February 11, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate and dissolve for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets available for distribution (including Trust Fund assets) will be less than the price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note 7).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 became effective on January 1, 2008. The Company has not elected the fair value option for any of its existing financial instruments and has not determined whether or not it will elect this option for any eligible financial instruments the Company acquires in the future.

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. Management is evaluating the impact of adopting SFAS No. 161, if any, on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Management is evaluating the impact of adopting SFAS No. 162, if any, on the Company’s financial statements.

NOTE 3 - NOTES PAYABLE TO SHAREHOLDERS

The Company issued, in aggregate, $135,000 principal amount of unsecured promissory notes to certain officers and Initial Shareholders through July 31, 2008. The notes were noninterest bearing and were paid on the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount.

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering and were charged to shareholders’ equity upon the receipt of the capital raised.

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 5 - COMMITMENTS

The Company presently occupies office space provided by an affiliate of the Chairman of the Board. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on August 11, 2008.

Pursuant to letter agreements dated as of August 11, 2008 with the Company and EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“EBC”), the Initial Shareholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred shares which participates in the proceeds of the Trust Account or which votes as a class with the ordinary shares on a Business Combination.

NOTE 7 - SUBSEQUENT EVENTS

Initial Public Offering

On August 15, 2008, the Company sold 4,800,000 units (“units”) at a price of $6.00 per unit in the Offering. On August 21, 2008, the Company consummated the closing of 720,000 additional units at a price $6.00 per unit, which were subject to the underwriters' over-allotment option. Each unit consists of one ordinary share of the Company’s stock and two Redeemable Ordinary Share Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or August 11, 2009 and expiring August 10, 2013.

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 7 - SUBSEQUENT EVENTS (Continued)

The Company may redeem the Warrants, with the prior consent of EBC, the representative of the underwriters in the Offering, at a price of $0.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement, relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The Company paid the underwriters in the Offering an underwriting discount of 4% ($1,324,800) of the gross proceeds of the Offering. The Company is obligated to pay the underwriters an underwriting discount of an additional 3% of the gross proceeds of the Offering ($993,600) if the Company completes a Business Combination. The underwriters have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company also issued a unit purchase option, for $100, to EBC (and its designees) to purchase 480,000 units at an exercise price of $6.60 per unit. The units issuable upon exercise of this option are identical to the units sold in the Offering. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,804,800 ($3.76 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to EBC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 76.06%, (2) risk-free interest rate of 4.12% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company has no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

CS CHINA ACQUISITION CORP.
(A COMPANY IN THE DEVELOPMENT STAGE)
NOTES TO FINANCIAL STATEMENTS
For the period from September 24, 2007 (inception) to July 31, 2008

NOTE 7 - SUBSEQUENT EVENTS (Continued)

Insider Warrants

Simultaneously with the Offering (including the over-allotment option), certain of the Initial Shareholders of the Company purchased 3,608,000 Warrants (“Insider Warrants”) at $0.50 per Warrant (for an aggregate purchase price of $1,804,000) in a private placement. The Company believes the purchase price of these warrants approximates the fair value of such warrants. The warrants were accounted for as permanent equity. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased by such purchasers are identical to the Warrants sold in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Shareholders and the holders of the Insider Warrants (or underlying ordinary shares) are entitled to registration rights with respect to their founding shares and Insider Warrants (or underlying ordinary shares) pursuant to an agreement signed on August 11, 2008. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (and underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Shareholders and holders of the Insider Warrants (and underlying ordinary shares) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Ordinary Shares

At August 15, 2008, 16,088,000 ordinary shares have been reserved for issuance upon exercise of outstanding Warrants and underwriter’s unit purchase option.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October, 2008.

CS CHINA ACQUISITION CORP.

By:	/s/ William P. Haus
William P. Haus
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chien Lee	Chairman	October 14, 2008
Chien Lee

/s/ William P. Haus	Chief Executive Officer (Principal Executive	October 14, 2008
William P. Haus	Officer)

/s/ James Preissler	Chief Financial Officer, Secretary and Director	October 14, 2008
James Preissler	(Principal Accounting and Financial Officer)

/s/ Michael Zhang	Executive Vice President and Director	October 14, 2008
Michael Zhang

/s/ Peter Li	Director	October 14, 2008
Peter Li