Form 10-Q
period 2008-10-31
CS China Acquisition Corp.
filed 2008-12-15
CIK 1417754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-53087

CS China Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4100 N.E. Second Avenue, Suite 318, Miami, Florida 33137
(Address of Principal Executive Office)

(646) 383-4832
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of December 15, 2008, 6,900,000 Ordinary Shares, par value $.0001 per share, were issued and outstanding.

CS China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	October 31, 2008	July 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$159,818	$1,167
Investments held in trust	32,899,200	—
Prepaid insurance	116,121	—
Deferred offering costs associated with proposed public offering	—	254,506
Total assets (all current)	$33,175,139	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$30,067	$122,628
Deferred underwriters’ fee	993,600	—
Insurance premiums payable	116,121	—
Notes payable to shareholders	138,000	135,000
Total current liabilities	1,277,788	257,628

Common stock subject to possible redemption, 2,207,999 shares at conversion value	13,159,674	—

COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value Authorized 50,000,000 shares; issued and outstanding 6,900,000 shares and 1,150,000 shares, respectively (which includes 2,207,999 and 0 shares subject to possible redemption, respectively)	690	115
Warrants	7,324,000	—
Additional paid-in-capital	11,404,244	24,885
Retained earnings (deficit accumulated) during the development stage	8,743	(26,955)
Total shareholders’ equity (deficit)	18,737,677	(1,955)
Total liabilities and shareholders’ equity	$33,175,139	$255,673

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

Income
Interest Income	$110,619	$110,619

Expenses
Travel and entertainment	31,528	31,528
Insurance Expense	29,141	29,141
Legal Expense	500	500
Formation Costs	50	3,887
General and Administrative expense	13,702	36,820
Total expenses	74,921	101,876

Operating income	35,698	8,743

Net income	$35,698	$8,743

Weighted average shares outstanding	5,978,022	2,242,910

Basic and diluted income per share	$0.01	$0.00

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Changes in Shareholders’ Equity (Deficit)
For the period from September 24, 2007 (inception) to October 31, 2008

	Ordinary Shares
	Shares	Amount	Warrants	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity

Ordinary shares issued September 24, 2007 for cash	1,150,000	$115	$—	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	115	—	24,885	(26,955)	(1,955)
Dividend issued on August 11, 2008	230,000	23	—	(23)	—	—
Proceeds from private placement of insider warrants	—	—	1,804,000	—	—	1,804,000
Sale of 5,520,000 units, net of underwriters' discount and offering expenses (includes 2,207,999 shares subject to possible conversion)	5,520,000	552	5,520,000	24,538,956	—	30,059,508
Proceeds subject to possible conversion of 2,207,999 shares	—	—	—	(13,159,674)	—	(13,159,674)
Proceeds from issuance of underwriter purchase option	—	—	—	100	—	100
Net income July 31, 2008 to October 31, 2008	—	—	—	—	35,698	35,698
Balance at October 31, 2008 (unaudited)	6,900,000	$690	$7,324,000	$11,404,244	$8,743	$18,737,677

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$35,698	8,743
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accrued expenses	18,361	30,067
Net cash provided by operating activities	54,059	38,810
CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust Fund	(32,899,200)	(32,899,200)
Net cash used in investing activities	(32,899,200)	(32,899,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds of public offering	$33,120,000	$33,120,000
Proceeds from the private placement of insider warrants	1,804,000	1,804,000
Proceeds from sale of ordinary shares to founding shareholders	—	25,000
Proceeds from issuance of underwriters’ purchase option	100	100
Proceeds from shareholders’ note payable	3,000	138,000
Payments of costs associated with public offering	(1,923,308)	(2,066,892)
Net cash provided by financing activities	33,003,792	33,020,208
NET INCREASE IN CASH	158,651	159,818
CASH, Beginning	1,167	—
CASH, Ending	$159,818	$159,818

Supplemental schedule of non-cash financing activity:
Decrease in accrual for offering costs	$(110,922)	$—
Deferred underwriters’ fees	$993,600	$993,600
Fair value of underwriters’ purchase option	$1,804,800	$1,804,800

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

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

All activity from September 24, 2007 (inception) through August 15, 2008 relates to the Company’s formation and its initial public offering described below.  Since August 15, 2008, the Company has been searching for a target business to acquire.  The Company has selected July 31 as its fiscal year-end.

The financial statements at October 31, 2008 and for the three month period ending October 31, 2008 and for the period from September 24, 2007 (inception) to October 31, 2008 are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of October 31, 2008 and the results of its operations and cash flows for the three month period ending October 31, 2008 and for the period from September 24, 2007 (inception) through October 31, 2008.  Operating results as presented are not necessarily indicative of the results to be expected for a full year.

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and related footnotes that would normally be required by the accounting principles generally accepted in the United States of America for complete financial reporting.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2007 in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The July 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company consummated its initial public offering (“Offering”) of units (“units”) on August 15, 2008 and received net proceeds of $27,319,681 net of transaction costs (Note 3) and $1,660,000 from the sale of Insider Warrants (Note 4).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully. On August 20, 2008, the underwriters notified the Company that they had exercised their over-allotment option to purchase an additional 720,000 units.  The additional units to be sold pursuant to the over allotment option generated gross proceeds of $4,320,000.  Simultaneously to the consummation of the over-allotment option, the Company sold an additional 288,000 Insider Warrants to certain Initial Shareholders (defined below) of the Company at $0.50 per Insider Warrant for proceeds of $144,000. An amount of $32,899,200 (including $1,804,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (“Trust Account”) and is being invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  Certain of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations should they arise.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.  As of October 31, 2008, $110,619 has been released to fund working capital requirements.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for shareholder approval.  In the event that shareholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated.  All of the Company’s shareholders prior to the Offering, including all of the officers and directors of the Company (“Initial Shareholders”), have agreed to vote their founding shares in accordance with the vote of the majority in interest of all other shareholders of the Company (“Public Shareholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Shareholder who voted against the Business Combination may demand that the Company redeem his or her shares.  The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares sold in the Offering.  Accordingly, Public Shareholders holding up to 39.99% of the aggregate number of shares owned by all Public Shareholders may seek redemption of their shares in the event of a Business Combination.  Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Shareholders.

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until February 11, 2010, or February 11, 2011 if a letter of intent, agreement in principle or definitive agreement has been executed by February 11, 2010 and the Business Combination has not been consummated by February 11, 2010.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate and dissolve for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

CASH

Cash comprises cash in bank on hand and demand deposits with banks and other financial institutions.

INVESTMENTS HELD IN TRUST

The Company’s restricted investment held in the Trust Account at October 31, 2008 is comprised of one money market account with a short term maturity.

CONCENTRATION OF CREDIT RISK

The Company holds its cash in bank deposits accounts which, at times, exceed federally insured limits.  The Company has not experienced any losses on these accounts.

INCOME TAXES

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE

Basic and diluted loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as exercised basis:

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

Net Income	$35,698	$8,743
Denominator
Basic weighted average shares	5,978,022	2,242,910
Basic Income per share	$0.01	$0.00

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

USE OF ESTIMATES

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115” (“SFAS No. 159”).  This new standard permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  SFAS No. 159 became effective on January 1, 2008.  The Company has not elected the fair value option for any of its existing financial instruments and has not determined whether or not it will elect this option for any eligible financial instruments the Company acquires in the future.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

On August 15, 2008, the Company sold 4,800,000 units at a price of $6.00 per unit in the Offering.  On August 20, 2008, the underwriters notified the Company that they had exercised their over allotment option to purchase an additional 720,000 units.  Each unit consists of one ordinary share of the Company’s stock and two Redeemable Ordinary Share Purchase Warrants (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or August 11, 2009 and expiring August 10, 2013.  The Company may redeem the Warrants, with the prior consent of EarlyBirdCapital, Inc. (”EBC”), the representative of the underwriters in the Offering, at a price of $0.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value.  The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants.  In accordance with the warrant agreement, relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

The Company paid the underwriters in the Offering an underwriting discount of 4% ($1,324,800) of the gross proceeds of the Offering.  The Company is obligated to pay the underwriters an underwriting discount of an additional 3% of the gross proceeds of the Offering ($993,600) if the Company completes a Business Combination.  The underwriters have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  The Company also issued a unit purchase option, for $100, to EBC (and its designees) to purchase 480,000 units at an exercise price of $6.60 per unit.  The units issuable upon exercise of this option are identical to the units sold in the Offering.  The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity.  The Company estimated that the fair value of this unit purchase option was approximately $1,804,800 ($3.76 per unit) using a Black-Scholes option-pricing model.  The fair value of the unit purchase option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 76.06%, (2) risk-free interest rate of 4.12% and (3) expected life of 5 years.  The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash.  The Company has no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option.  The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available.  If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE 4 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting fees incurred prior to the initial public offering that are directly related to the offering.  At closing, the deferred offering costs were charged to stockholders’ equity.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted SFAS 157 on January 1, 2008.  This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level 1 inputs include active exchange traded securities and exchange based derivatives.

Level 2 – Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.  Financial assets and liabilities utilizing Level 2 inputs include fixed income securities; non-exchange based derivatives, mutual funds and fair value hedges.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

Level 3 – Unobservable inputs for asset or liability only used when its little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level 3 inputs include infrequently traded, non exchange based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the investment in a money market fund, the Company’s only financial asst measured and recorded at fair value on the Company’s balance sheets on a recurring basis and its level within the fair value hierarchy as of October 31, 2008:

	Fair Value
As of October 31, 2008	Level 1	Level 2	Level 3	Total

Investment in Money Market	$32,899,200	$—	$—	$32,899,200

There is no gain on fair value of the financial instrument recognized.

The valuation of the money market fund is based on the fair value of all securities underlying the fund.

NOTE 6 – INSIDER WARRANTS

Simultaneously with the Offering, certain of the Initial Shareholders of the Company purchased 3,320,000 Warrants (“Insider Warrants”) at $0.50 per Warrant (for an aggregate purchase price of $1,660,000) in a private placement.  The purchasers of the Insider Warrants purchased an additional 288,000 Insider Warrants for an aggregate of $144,000 when the underwriters in the Offering exercised their over-allotment option in full.  The Company believes the purchase price of these warrants approximated the fair value of such warrants.  The warrants were accounted for as permanent equity.  All of the proceeds received from this purchase were placed in the Trust Account.  The Insider Warrants purchased by such purchasers are identical to the Warrants in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates.  Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

NOTE 7 - NOTES PAYABLE TO SHAREHOLDERS

The Company issued, in aggregate, $138,000 principal amount of unsecured promissory notes to certain officers and initial shareholders.  The notes are noninterest bearing and are payable on July 31, 2009.  The Company may pre-pay these notes at its option.  Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount.

NOTE 8 - COMMITMENTS

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

Pursuant to letter agreements dated as of August 11, 2008 with the Company and EBC, the Initial Shareholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

NOTE 9 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred shares which participate in the proceeds of the Trust Account or which votes as a class with the ordinary shares on a Business Combination.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to October 31, 2008

NOTE 10 – ORDINARY SHARES

At October 31, 2008, 16,088,000 ordinary shares have been reserved for issuance upon exercise of outstanding Warrants and underwriter’s unit purchase option.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Overview

We were formed on September 24, 2007 as a blank check company whose objective is to acquire, through a share exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in People’s Republic of China.  We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital shares, debt or a combination of cash, capital shares and debt, in effecting a business combination.

Results of Operations

For the three months ended October 31, 2008, we had a net income of $35,698 derived from interest income of $110,619 offset by $74,921 for expenses.

For the period from September 24, 2007 (inception) to October 31, 2008, we had a net income of $8,743 derived from interest income of $110,619 offset by $101,876 for expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 4,800,000 units on August 15, 2008.  On August 21, 2008, we consummated the closing of an additional 720,000 units which were subject to the underwriters’ over-allotment option.  Each unit consisted of one ordinary share and two warrants, each to purchase one ordinary share.  Simultaneously with the consummation of our initial public offering and the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option, we consummated the sale of an aggregate of 3,608,000 warrants (“Insider Warrants”) at $0.50 per Warrant (for an aggregate purchase price of $1,804,000) in a private placement.  Gross proceeds from our initial public offering (including from our private placement of Insider Warrants and exercise of the underwriters’ over-allotment option) were $34,924,000.  We paid a total of $1,324,800 in underwriting discounts and commissions (after deferring $993,600) and for costs and expenses related to the offering.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $33,280,880, of which $32,899,200 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.  To the extent that our capital shares are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through February 11, 2011, assuming that a business combination is not consummated during that time.  Over this time period, we will be using funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.  We anticipate that we will incur approximately:

•
$400,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$225,000 for the administrative fee payable to CS Capital USA ($7,500 per month for thirty months);

•	$200,000 of expenses for the due diligence and investigation of a target business by our officers, directors and existing shareholders;

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$175,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $120,000 for director and officer liability insurance premiums.

We do not believe we will need to raise additional funds during this time period in order to meet the expenditures required for operating our business.  However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.  We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on August 11, 2008 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from CS Capital USA, an affiliate of Chien Lee, our chairman of the board, a monthly fee of $7,500 for general and administrative services.  Additionally, certain of our officers and initial shareholders advanced an aggregate of $135,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of October 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of October 31, 2008, the balance of the trust account was $32,899,200.  The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments.  As of October 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.62%.  Assuming no other changes to our holdings as of October 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of October 31, 2008 would result in a decrease of approximately $82,248 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception.  We do not currently expect to engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief operating officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2008, we closed our initial public offering of 4,800,000 units with each unit consisting of one share of common stock and two warrants, each warrant to purchase one share of common stock at an exercise price of $5.00 per share.  On August 21, 2008, we consummated the closing of an additional 720,000 units which were subject to the over-allotment option.  The units from the IPO (including the over-allotment option) were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,294,000.  EarlyBirdCapital, Inc. acted as representative of the underwriters.  The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147294).  The Securities and Exchange Commission declared the registration statement effective on August 11, 2008.

We paid a total of $1,324,800 in underwriting discounts and commissions (after deferring $993,600) and for costs and expenses related to the offering.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $33,280,880, of which $32,899,200 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Simultaneously with the consummation of our initial public offering and the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option, we consummated the sale of an aggregate of 3,608,000 Insider Warrants at $0.50 per Warrant (for an aggregate purchase price of $1,804,000) in a private placement.

The total amount deposited into the trust fund was 32,899,200 (or approximately $5.96 per share sold in the offering).  The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $110,868 in interest through October 31, 2008.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6:  EXHIBITS

(a)           Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by CFO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CS CHINA ACQUISITION CORP.

Dated: December 15, 2008
/s/ William P. Haus
Chief Executive Officer
(Principal Executive Officer)

/s/ James Preissler
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)