Form 10-Q
period 2009-01-31
CS China Acquisition Corp.
filed 2009-03-17
CIK 1417754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

As of March 17, 2009, 6,900,000 Ordinary Shares, par value $.0001 per share, were issued and outstanding.

CS China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	January 31, 2009	July 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$15,664	$1,167
Investments held in trust	32,989,064	—
Prepaid insurance	98,817	—
Deferred offering costs associated with proposed public offering	—	254,506
Total assets (all current)	$33,103,545	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$6,345	$122,628
Deferred underwriter fee	993,600	—
Insurance premiums payable	98,817	—
Notes payable to shareholders	3,000	135,000
Total current liabilities	1,101,762	257,628

Common stock subject to possible redemption, 2,207,999 shares at conversion value	13,159,674	—

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value Authorized 50,000,000 shares; issued and outstanding 6,900,000 shares and 1,150,000 shares, respectively (which includes 2,207,999 shares subject to possible redemption at January 31, 2009)	690	115
Warrants	7,324,000	—
Additional paid-in-capital	11,404,244	24,885
Retained earnings (deficit accumulated) during the development stage	113,175	(26,955)
Total shareholders’ equity (deficit)	18,842,109	(1,955)
Total liabilities and shareholders’ equity (deficit)	$33,103,545	$255,673

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended January 31, 2009	For the Six Months Ended January 31, 2009	For the Period from September 24, 2007 (Inception) to January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Income
Interest Income	$89,864	$285,526	$285,526

Expenses
Travel and entertainment	42,351	73,879	73,879
Insurance Expense	17,304	46,445	46,445
Legal Expense	5,679	6,179	6,179
Formation Costs	—	50	3,887
General and Administrative expense	5,141	18,843	41,961
Total expenses	70,475	145,396	172,351

Operating income	19,389	140,130	113,175

Net income	$19,389	140,130	$113,175

Weighted average shares outstanding	6,900,000	6,819,191	3,250,126

Basic and diluted net income per share	$0.00	$0.02	$0.03

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Changes in Shareholders’ Equity (Deficit)
For the period from September 24, 2007 (inception) to January 31, 2009

	Ordinary Shares
	Shares	Amount	Warrants	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity(Deficit)

Ordinary shares issued September 24, 2007 for cash	1,150,000	$115	$—	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	115	—	24,885	(26,955)	(1,955)
Dividend issued on August 11, 2008	230,000	23	—	(23)	—	—
Proceeds from private placement of insider warrants	—	—	1,804,000	—	—	1,804,000
Sale of 5,520,000 units, net of underwriters' discount and offering expenses (includes 2,207,999 shares subject to possible conversion)	5,520,000	552	5,520,000	24,538,956	—	30,059,508
Proceeds subject to possible conversion of 2,207,999 shares	—	—	—	(13,159,674)	—	(13,159,674)
Proceeds from issuance of underwriter purchase option	—	—	—	100	—	100
Net income July 31, 2008 to January 31, 2009	—	—	—	—	140,130	140,130
Balance at January 31, 2009 (unaudited)	6,900,000	$690	$7,324,000	$11,404,244	$113,175	$18,842,109

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

	For the Three Months Ended January 31, 2009	For the Six Months Ended January 31, 2009	For the Period from September 24, 2007 (Inception) to January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$19,389	$140,130	$113,175
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accrued expenses	(23,723)	(5,361)	6,346
Net cash provided by (used in) operating activities	(4,334)	134,769	119,521
CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust Fund	(4,820)	(32,989,064)	(32,989,064)
Net cash used in investing activities	(4,820)	(32,989,064)	(32,989,064)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds of public offering	$—	$33,120,000	$33,120,000
Proceeds from the private placement of insider warrants	—	1,804,000	1,804,000
Proceeds from sale of ordinary shares to founding shareholders	—	—	25,000
Proceeds from issuance of underwriter purchase option	—	100	100
Proceeds from shareholders’ note payable	—	3,000	138,000
Payments of shareholders’ note payable	(135,000)	(135,000)	(135,000)
Payments of costs associated with public offering	—	(1,923,308)	(2,066,893)
Net cash provided by (used in) financing activities	(135,000)	32,868,792	32,885,207
NET INCREASE (DECREASE) IN CASH	(144,154)	14,497	15,664
CASH, Beginning	159,818	1,167	—
CASH, Ending	$15,664	$15,664	$15,664

Supplemental schedule of non-cash financing activity:
Deferred underwriter fees	$—	$993,600	$993,600
Fair value of underwriter purchase option	$—	$1,804,800	$1,804,800

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

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

The financial statements at January 31, 2009, for the three month period ending January 31, 2009, for the six month period ending January 31, 2009 and for the period from September 24, 2007 (inception) to January 31, 2009 are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of January 31, 2009 and the results of its operations and cash flows for the three month period ending January 31, 2009, for the six month period ending January 31, 2009 and for the period from September 24, 2007 (inception) through January 31, 2009.  Operating results as presented are not necessarily indicative of the results to be expected for a full year.

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and related footnotes that would normally be required by the accounting principles generally accepted in the United States of America for complete financial reporting.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2008 in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The July 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
 For the period from September 24, 2007 (inception) to January 31, 2009

The Company consummated its initial public offering (“Offering”) of units (“units”) on August 15, 2008 and received net proceeds of $27,319,681 net of transaction costs (Note 3).  Simultaneously with the consummation of the Offering, the Company sold 3,320,000 Insider Warrants (Note 4) to certain Initial Shareholders (defined below) of the Company at $0.50 per Insider Warrant for proceeds of $1,660,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.  On August 20, 2008, the underwriters notified the Company that they had exercised their over-allotment option to purchase an additional 720,000 units and the over-allotment option was consummated on August 21, 2008.  The additional units sold pursuant to the over allotment option generated gross proceeds of $4,320,000.  Simultaneously with the consummation of the over-allotment option, the Company sold an additional 288,000 Insider Warrants to certain Initial Shareholders of the Company at $0.50 per Insider Warrant for proceeds of $144,000.  An amount of $32,899,200 (including $1,804,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (“Trust Account”).  Upon consummation of the Offering, such funds were deposited with HSBC Bank USA, National Association and are currently invested in the HSBC Investor Tax-Free Money Market Fund.  Such funds will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  Certain of the Initial Shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations should they arise.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.  As of January 31, 2009, $195,663 has been released to fund working capital requirements and an additional $89,864 is accrued in the Trust Account but has not been released to the Company.

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

With respect to a Business Combination which is approved and consummated, any Public Shareholder who voted against the Business Combination may demand that the Company redeem his or her shares; provided, however, that a Public Shareholder, together with any affiliate of his or her or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking redemption rights with respect to 10% or more of the ordinary shares sold in the Offering.  The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares sold in the Offering.  Accordingly, Public Shareholders holding up to 39.99% of the aggregate number of shares owned by all Public Shareholders may seek redemption of their shares in the event of a Business Combination.  Such Public Shareholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Shareholders.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until February 11, 2010, or February 11, 2011 if a definitive agreement has been executed by February 11, 2010 and the Business Combination has not been consummated by February 11, 2010.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate and dissolve for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

CASH

Cash comprises cash in bank and demand deposits with banks and other financial institutions.

INVESTMENTS HELD IN TRUST

The Company’s restricted investment held in the Trust Account at January 31, 2009 is comprised of one money market fund with a short term maturity.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
 For the period from September 24, 2007 (inception) to January 31, 2009

EARNINGS PER SHARE

Basic and diluted loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as exercised basis:

	For the Three Months Ended January 31, 2009	For the Six Months Ended January 31, 2009	For the Period from September 24, 2007 (Inception) to January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Net Income	$19,389	$140,130	$113,175
Denominator
Basic weighted average shares	6,900,000	6,819,191	3,250,126
Basic Income per share	$0.00	$0.02	$0.03

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

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

NOTE 3 - INITIAL PUBLIC OFFERING

On August 15, 2008, the Company sold 4,800,000 units at a price of $6.00 per unit in the Offering.  On August 20, 2008, the underwriters notified the Company that they had exercised their over allotment option to purchase an additional 720,000 units and such additional units were sold on August 21, 2008.  Each unit consists of one ordinary share of the Company’s stock and two Redeemable Ordinary Share Purchase Warrants (“Warrants”).  Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or August 11, 2009 and expiring August 10, 2013.  The Company may redeem the Warrants, with the prior consent of EarlyBirdCapital, Inc. (”EBC”), the representative of the underwriters in the Offering, at a price of $0.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value.  The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants.  In accordance with the warrant agreement, relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

The Company paid the underwriters in the Offering an underwriting discount of 4% ($1,324,800) of the gross proceeds of the Offering.  The Company is obligated to pay the underwriters an underwriting discount of an additional 3% of the gross proceeds of the Offering ($993,600) if the Company completes a Business Combination.  The underwriters have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.  The Company also issued a unit purchase option, for $100, to EBC (and its designees) to purchase 480,000 units at an exercise price of $6.60 per unit.  The units issuable upon exercise of this option are identical to the units sold in the Offering.  The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to shareholders’ equity.  The Company estimated that the fair value of this unit purchase option was approximately $1,804,800 ($3.76 per unit) using a Black-Scholes option-pricing model.  The fair value of the unit purchase option granted to EBC was estimated as of the date of grant using the following assumptions: (1) expected volatility of 76.06%, (2) risk-free interest rate of 4.12% and (3) expected life of 5 years.  The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash.  The Company has no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option.  The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available.  If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE 4 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting fees incurred prior to the initial public offering that are directly related to the offering.  At closing, the deferred offering costs offset the gross proceeds in shareholders’ equity.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

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

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the investment in a money market fund, the Company’s only financial asset measured and recorded at fair value on the Company’s balance sheets on a recurring basis and its level within the fair value hierarchy as of January 31, 2009:

	Fair Value
As of January 31, 2009	Level 1	Level 2	Level 3	Total

Investment in Money Market	$32,989,064	$—	$—	$32,989,064

There is no gain on fair value of the financial instrument recognized.

The valuation of the money market fund is based on the fair value of all securities underlying the fund.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

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

NOTE 7 - NOTES PAYABLE TO SHAREHOLDERS

The Company issued, in aggregate, $138,000 principal amount of unsecured promissory notes to certain officers and initial shareholders.  The notes are noninterest bearing and are payable on July 31, 2009.  The Company pre-paid $135,000 of the principal amount of these notes in three installments of $50,000, $50,000 and $35,000 on November 18, 2008, December 23, 2008 and January 28, 2009, respectively.  The current principal amount outstanding is $3,000.  The Company may pre-pay the remainder of these notes at its option.  Due to the short-term nature of the notes, the fair value of the notes approximates its carrying amount.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to January 31, 2009

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

NOTE 10 – ORDINARY SHARES

At January 31, 2009, 16,088,000 ordinary shares have been reserved for issuance upon exercise of outstanding Warrants and underwriter unit purchase option.

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

Results of Operations

For the three months ended January 31, 2009, we had a net income of $19,389 derived from interest income of $154,274 offset by $89,864 for expenses.

For the six months ended January 31, 2009, we had a net income of $140,130 derived from interest income of $285,526 offset by $145,396 for expenses.

For the period from September 24, 2007 (inception) to January 31, 2009, we had a net income of $113,175 derived from interest income of $285,526 offset by $172,351 for expenses.

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

Commencing on August 11, 2008 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from CS Capital USA, an affiliate of Chien Lee, our chairman of the board, a monthly fee of $7,500 for general and administrative services.  Additionally, certain of our officers and initial shareholders advanced an aggregate of $138,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of January 31, 2009, the balance of the trust account was $32,989,064, including $89,864 of accrued interest.  The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments.  As of January 31, 2009, the effective annualized interest rate payable on our investment was approximately 0.67%.  Assuming no other changes to our holdings as of January 31, 2009, a 1% decrease in the underlying interest rate payable on our investment as of January 31, 2009 would result in a decrease of approximately $82,248 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in shareholders’ equity resulting from operations, if any, for that period.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception.  We do not currently expect to engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

On August 15, 2008, we closed our initial public offering of 4,800,000 units with each unit consisting of one share of common stock and two warrants, each warrant to purchase one share of common stock at an exercise price of $5.00 per share.  On August 21, 2008, we consummated the closing of an additional 720,000 units which were subject to the over-allotment option.  The units from the IPO (including the over-allotment option) were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,294,000.  EarlyBirdCapital, Inc. acted as representative of the underwriters.  The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147294 and 333-152947).  The Securities and Exchange Commission declared the registration statement effective on August 11, 2008.

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

The total amount deposited into the trust fund was 32,899,200 (or approximately $5.96 per share sold in the offering).  The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $285,526 in interest through January 31, 2009.

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

Dated: March 17, 2009
/s/ William P. Haus
Chief Executive Officer
(Principal Executive Officer)

/s/ James Preissler
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)