Form 10-Q/A
period 2008-10-31
CS China Acquisition Corp.
filed 2009-03-18
CIK 1417754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended October 31, 2008 of CS China Acquisition Corp. (“Company”) is being filed to restate certain financial information.  This Amendment No. 1 continues to speak as of the date of the original Form 10-Q, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described above.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on December 15, 2008.

CS China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	October 31, 2008	July 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$159,818	$1,167
Investments held in trust	32,984,243	—
Prepaid insurance	116,121	—
Deferred offering costs associated with proposed public offering	—	254,506
Total assets (all current)	$33,260,182	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$30,067	$122,628
Deferred underwriters’ fee	993,600	—
Insurance premiums payable	116,121	—
Notes payable to shareholders	138,000	135,000
Total current liabilities	1,277,788	257,628

Common stock subject to possible redemption, 2,207,999 shares at conversion value	13,159,674	—

COMMITMENTS
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value Authorized 50,000,000 shares; issued and outstanding 6,900,000 shares and 1,150,000 shares, respectively (which includes 2,207,999 and 0 shares subject to possible redemption, respectively)	690	115
Warrants	7,324,000	—
Additional paid-in-capital	11,404,244	24,885
Retained earnings (deficit accumulated) during the development stage	93,786	(26,955)
Total shareholders’ equity (deficit)	18,822,720	(1,955)
Total liabilities and shareholders’ equity	$33,260,182	$255,673

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

Income
Interest Income	$195,662	$195,662

Expenses
Travel and entertainment	31,528	31,528
Insurance Expense	29,141	29,141
Legal Expense	500	500
Formation Costs	50	3,887
General and Administrative expense	13,702	36,820
Total expenses	74,921	101,876

Operating income	120,741	93,786

Net income	$120,741	$93,786

Weighted average shares outstanding	5,978,022	2,242,910

Basic and diluted income per share	$0.02	$0.04

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Unaudited Statement of Changes in Shareholders’ Equity (Deficit)
For the period from September 24, 2007 (inception) to October 31, 2008

	Ordinary Shares
	Shares	Amount	Warrants	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Shareholders’ Equity

Ordinary shares issued September 24, 2007 for cash	1,150,000	$115	$—	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	115	—	24,885	(26,955)	(1,955)
Dividend issued on August 11, 2008	230,000	23	—	(23)	—	—
Proceeds from private placement of insider warrants	—	—	1,804,000	—	—	1,804,000
Sale of 5,520,000 units, net of underwriters' discount and offering expenses (includes 2,207,999 shares subject to possible conversion)	5,520,000	552	5,520,000	24,538,956	—	30,059,508
Proceeds subject to possible conversion of 2,207,999 shares	—	—	—	(13,159,674)	—	(13,159,674)
Proceeds from issuance of underwriter purchase option	—	—	—	100	—	100
Net income July 31, 2008 to October 31, 2008	—	—	—	—	120,741	120,741
Balance at October 31, 2008 (unaudited)	6,900,000	$690	$7,324,000	$11,404,244	$93,786	$18,822,720

See notes to financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$120,741	93,786
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accrued expenses	18,361	30,067
Net cash provided by operating activities	139,102	123,853
CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust Fund	(32,984,243)	(32,984,243)
Net cash used in investing activities	(32,984,243)	(32,984,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds of public offering	$33,120,000	$33,120,000
Proceeds from the private placement of insider warrants	1,804,000	1,804,000
Proceeds from sale of ordinary shares to founding shareholders	—	25,000
Proceeds from issuance of underwriters’ purchase option	100	100
Proceeds from shareholders’ note payable	3,000	138,000
Payments of costs associated with public offering	(1,923,308)	(2,066,892)
Net cash provided by financing activities	33,003,792	33,020,208
NET INCREASE IN CASH	158,651	159,818
CASH, Beginning	1,167	—
CASH, Ending	$159,818	$159,818

Supplemental schedule of non-cash financing activity:
Decrease in accrual for offering costs	$(110,922)	$—
Deferred underwriters’ fees	$993,600	$993,600
Fair value of underwriters’ purchase option	$1,804,800	$1,804,800

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

The Company consummated its initial public offering (“Offering”) of units (“units”) on August 15, 2008 and received net proceeds of $27,319,681 net of transaction costs (Note 3) and $1,660,000 from the sale of Insider Warrants (Note 4).  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully. On August 20, 2008, the underwriters notified the Company that they had exercised their over-allotment option to purchase an additional 720,000 units.  The additional units to be sold pursuant to the over allotment option generated gross proceeds of $4,320,000.  Simultaneously to the consummation of the over-allotment option, the Company sold an additional 288,000 Insider Warrants to certain Initial Shareholders (defined below) of the Company at $0.50 per Insider Warrant for proceeds of $144,000. An amount of $32,899,200 (including $1,804,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (“Trust Account”) and is being invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  Certain of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations should they arise.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.  As of October 31, 2008, $110,619 has been released to fund working capital requirements and an additional $85,043 is accrued in the Trust Account but has not yet been released to the Company.

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

EARNINGS PER SHARE

Basic and diluted loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as exercised basis:

	For the Three Months Ended October 31, 2008	For the Period from September 24, 2007 (Inception) to October 31, 2008
	(unaudited)	(unaudited)

Net Income	$120,741	$93,786
Denominator
Basic weighted average shares	5,978,022	2,242,910
Basic Income per share	$0.02	$0.04

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

	Fair Value
As of October 31, 2008	Level 1	Level 2	Level 3	Total

Investment in Money Market	$32,984,243	$—	$—	$32,984,243

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

Results of Operations

For the three months ended October 31, 2008, we had a net income of $120,741 derived from interest income of $195,662 offset by $74,921 for expenses.

For the period from September 24, 2007 (inception) to October 31, 2008, we had a net income of $93,786 derived from interest income of $195,662 offset by $101,876 for expenses.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of October 31, 2008, the balance of the trust account was $32,984,243 including $85,043 of accrued interest.  The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments.  As of October 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.62%.  Assuming no other changes to our holdings as of October 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of October 31, 2008 would result in a decrease of approximately $82,248 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

The total amount deposited into the trust fund was 32,899,200 (or approximately $5.96 per share sold in the offering).  The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $195,662 in interest through October 31, 2008.

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

Dated: March 18, 2009
/s/ William P. Haus
Chief Executive Officer
(Principal Executive Officer)

/s/ James Preissler
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)