Form 10-Q
period 2009-04-30
CS China Acquisition Corp.
filed 2009-06-08
CIK 1417754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             Yes ☒ No ☐

As of June 8, 2009, 6,900,000 Ordinary Shares, par value $.0001 per share, were issued and outstanding.

Page
Part I: Financial Information:

Item 1 –Financial Statements:

Balance Sheets	3

Statements of Operations	4

Statements of Changes in Shareholders’ Equity (Deficit)	5

Statements of Cash Flows	6

Notes to Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial
Conditions and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 – Controls and Procedures	18

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6 – Exhibits	20

Signatures	21

CS China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	April 30, 2009	July 31, 2008
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$74,664	$1,167
Investments held in trust	32,928,792	—
Prepaid insurance	81,513	—
Deferred offering costs associated with proposed public offering	—	254,506
Total assets (all current)	$33,084,970	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$10,150	$122,628
Deferred underwriter fee	993,600	—
Insurance premiums payable	81,513	—
Notes payable to shareholders	3,000	135,000
Total current liabilities	1,088,263	257,628

Common stock subject to possible redemption, 2,207,999 shares at conversion value	13,159,674	—

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value
Authorized 50,000,000 shares; issued and outstanding 6,900,000 shares and 1,150,000 shares, respectively (which includes 2,207,999 shares subject to possible redemption at April 30, 2009)	690	115
Warrants	7,324,000	—
Additional paid-in capital	11,404,244	24,885
Retained earnings (deficit accumulated) during the development stage	108,099	(26,955)
Total shareholders’ equity (deficit)	18,837,033	(1,955)
Total liabilities and shareholders’ equity (deficit)	$33,084,970	$255,673

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Three Months Ended April 30, 2009	For the Nine Months Ended April 30, 2009	For the Period from September 24, 2007 (Inception) to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Income
Interest Income	$44,629	$330,154	$330,154

Expenses
Travel and entertainment Expense	18,223	92,102	92,102
Insurance Expense	17,304	63,749	63,749
Legal Expense	1,116	7,295	7,295
Formation Costs	—	50	3,887
General and Administrative expense	13,061	31,904	55,022
Total expenses	49,705	195,100	222,055

Operating income (loss)	(5,076)	135,054	108,099

Net income (loss)	$(5,076)	$135,054	$108,099

Weighted average shares outstanding	6,900,000	6,591,544	3,688,765

Basic and diluted net income (loss) per share	$0.00	$0.02	$0.03

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Changes in Shareholders’ Equity (Deficit)
For the period from September 24, 2007 (inception) to April 30, 2009

	Ordinary Shares
	Shares	Amount	Warrants	Additional Paid-In Capital	Retained Earnings (Deficit Accumulated) During the Development Stage	Shareholders’ Equity(Deficit)

Ordinary shares issued September 24, 2007 for cash	1,150,000	$115	$—	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	115	—	24,885	(26,955)	(1,955)
Dividend issued on August 11, 2008	230,000	23	—	(23)	—	—
Proceeds from private placement of insider warrants	—	—	1,804,000	—	—	1,804,000
Sale of 5,520,000 units, net of underwriters' discount and offering expenses (includes 2,207,999 shares subject to possible conversion)	5,520,000	552	5,520,000	24,538,956	—	30,059,508
Proceeds subject to possible conversion of 2,207,999 shares	—	—	—	(13,159,674)	—	(13,159,674)
Proceeds from issuance of underwriter purchase option	—	—	—	100	—	100
Net income July 31, 2008 to April 30, 2009	—	—	—	—	135,054	135,054
Balance at April 30, 2009 (unaudited)	6,900,000	$690	$7,324,000	$11,404,244	$108,099	$18,837,033

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

	For the Three Months Ended April 30, 2009	For the Nine Months Ended April 30, 2009	For the Period from September 24, 2007 (Inception) to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(5,076)	$135,054	$108,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in accrued expenses	3,805	(1,556)	10,150
Net cash provided by (used in) operating activities	(1,271)	133,498	118,249
CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust Fund	60,272	(32,928,792)	(32,928,792)
Net cash provided by (used in) investing activities	60,272	(32,928,792)	(32,928,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds of public offering	$—	$33,120,000	$33,120,000
Proceeds from the private placement of insider warrants	—	1,804,000	1,804,000
Proceeds from sale of ordinary shares to founding shareholders	—	—	25,000
Proceeds from issuance of underwriter purchase option	—	100	100
Proceeds from shareholders’ note payable	—	3,000	138,000
Payments of shareholders’ note payable	—	(135,000)	(135,000)
Payments of costs associated with public offering	—	(1,923,308)	(2,066,892)
Net cash provided by financing activities	—	32,868,792	32,885,208
NET INCREASE (DECREASE) IN CASH	59,001	73,497	74,664
CASH, Beginning	15,664	1,167	—
CASH, Ending	$74,664	$74,664	$74,664

Supplemental schedule of non-cash financing activity:
Deferred underwriter fees	$—	$993,600	$993,600
Fair value of underwriter purchase option	$—	$1,804,800	$1,804,800

See notes to unaudited financial statements.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

The financial statements at April 30, 2009, for the three month period ending April 30, 2009, for the nine month period ending April 30, 2009 and for the period from September 24, 2007 (inception) to April 30, 2009 are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of April 30, 2009 and the results of its operations and cash flows for the three month period ending April 30, 2009, for the nine month period ending April 30, 2009 and for the period from September 24, 2007 (inception) through April 30, 2009.  Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

The Company consummated its initial public offering (“Offering”) of units (“units”) on August 15, 2008 and received net proceeds of $27,319,681 net of transaction costs (Note 3).  Simultaneously with the consummation of the Offering, the Company sold 3,320,000 Insider Warrants (Note 4) to certain Initial Shareholders (defined below) of the Company at $0.50 per Insider Warrant for proceeds of $1,660,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.  On August 20, 2008, the underwriters notified the Company that they had exercised their over-allotment option to purchase an additional 720,000 units and the over-allotment option was consummated on August 21, 2008.  The additional units sold pursuant to the over allotment option generated gross proceeds of $4,320,000.  Simultaneously with the consummation of the over-allotment option, the Company sold an additional 288,000 Insider Warrants to certain Initial Shareholders of the Company at $0.50 per Insider Warrant for proceeds of $144,000.  An amount of $32,899,200 (including $1,804,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (“Trust Account”).  Upon consummation of the Offering, such funds were deposited with HSBC Bank USA, National Association and are currently invested in the HSBC Investor Tax-Free Money Market Fund.  Such funds will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  Certain of the Initial Shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations should they arise.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.  As of April 30, 2009, $300,562 has been released to fund working capital requirements and an additional $29,592 is accrued in the Trust Account but has not been released to the Company.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

INVESTMENTS HELD IN TRUST

The Company’s restricted investment held in the Trust Account at April 30, 2009 is comprised of one money market fund with a short term maturity.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

EARNINGS PER SHARE

Basic and diluted loss per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as exercised basis:

	For the Three Months Ended April 30, 2009	For the Nine Months Ended April 30, 2009	For the Period from September 24, 2007 (Inception) to April 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$(5,076)	$135,054	$108,099
Denominator
Basic weighted average shares	6,900,000	6,591,544	3,688,765
Basic income (loss) per share	$(0.00)	$0.02	$0.03

No potentially dilutive securities for the three months ended April 30, 2009, for the nine months ended April 30, 2009 and for the period from September 24, 2007 (Inception) to April 30, 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  Effective for the Company as of January 1, 2009, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Effective January 1, 2009, SFAS No. 160 requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements.  Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the investment in a money market fund, the Company’s only financial asset measured and recorded at fair value on the Company’s balance sheets on a recurring basis and its level within the fair value hierarchy as of April 30, 2009:

	Fair Value
As of April 30, 2009	Level 1	Level 2	Level 3	Total

Investment in Money Market	$32,928,792	$—	$—	$32,928,792

There is no gain on fair value of the financial instrument recognized.

The valuation of the money market fund is based on the fair value of all securities underlying the fund.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements
For the period from September 24, 2007 (inception) to April 30, 2009

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

NOTE 10 – ORDINARY SHARES

At April 30, 2009, 16,088,000 ordinary shares have been reserved for issuance upon exercise of outstanding Warrants and underwriter unit purchase option.

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

Results of Operations

For the three months ended April 30, 2009, we had a net loss of $5,076 derived from interest income of $44,629 offset by $49,705 for expenses.

For the nine months ended April 30, 2009, we had a net income of $135,054 derived from interest income of $330,154 offset by $195,100 for expenses.

For the period from September 24, 2007 (inception) to April 30, 2009, we had a net income of $108,099 derived from interest income of $330,154 offset by $222,055 for expenses.

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

As of April 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of April 30, 2009, the balance of the trust account was $32,928,792, including $29,592 of accrued interest.  The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments.  As of April 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.46%.  Assuming no other changes to our holdings as of April 30, 2009, a 1% decrease in the underlying interest rate payable on our investment as of April 30, 2009 would result in a decrease of approximately $82,322 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in shareholders’ equity resulting from operations, if any, for that period.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

The total amount deposited into the trust fund was 32,899,200 (or approximately $5.96 per share sold in the offering).  The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $330,154 in interest through April 30, 2009.

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

Dated: June 8, 2009
/s/ William P. Haus
Chief Executive Officer
(Principal Executive Officer)

/s/ James Preissler
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)