Form 10-K
period 2009-07-30
CS China Acquisition Corp.
filed 2009-11-13
CIK 1417754

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: July 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-53087

CS China Acquisition Corp.
(Exact name of registrant as specified in its Charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification Number)

Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong (Address of principal executive offices)	N/A (zip code)

305-576-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one Ordinary Share, par value $.0001 per share, and two Warrants
Ordinary Shares, $.0001 par value per share
Warrants to purchase Ordinary Shares

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.Yes ☐  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒  No ☐

As of January 31, 2009 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Ordinary Shares held by non-affiliates of the registrant was approximately $27,655,200.

As of November 13, 2009, there were 6,900,000 Ordinary Shares, $.0001 par value per share, outstanding.

CS CHINA ACQUISITION CORP.
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS.

Background

CS China Acquisition Corp. (the “Company”) is a blank check company formed on September 24, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the People’s Republic of China (“PRC”). References herein to “we,” “us” or “our” refer to the Company.

On August 15, 2008, we consummated our initial public offering (“IPO”) of 4,800,000 Units (“Units”).  On August 21, 2008, we consummated the closing of and additional 720,000 Units which were subject to the underwriters’ over-allotment option.   Each Unit consists of one Ordinary Share, $.0001 par value per share (“Ordinary Share(s)”), and two Redeemable Ordinary Share Purchase Warrants (“Warrant(s)”).  Each Warrant entitles the holder to purchase one Ordinary Share at an exercise price of $5.00 commencing upon the later of the completion of a business combination or August 11, 2009 and expiring August 10, 2013. Simultaneously with the consummation of IPO and the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option, we consummated the sale of an aggregate of 3,608,000 Warrants (“Insider Warrants”) at $0.50 per Warrant (for an aggregate purchase price of $1,804,000) in a private placement.  Gross proceeds from our IPO (including from our private placement of Insider Warrants and exercise of the underwriters’ over-allotment option) were $34,924,000.  We paid a total of $1,324,800 in underwriting discounts and commissions (after deferring $993,600) and for costs and expenses related to our IPO. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds to us from our IPO (including the over-allotment option and the private sale) were $33,280,880, of which $32,899,200 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we may draw for use of working capital up to $1,050,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations.  Through July 31, 2009, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have drawn interest income in the amount of $339,631 for our working capital.  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of July 31, 2009, there was $32,899,200 plus undrawn accrued interest of $15,967 held in the trust fund.

Recent Developments

On October 6, 2009, we entered into a Stock Purchase Agreement, subsequently amended on November 10, 2009, (the “Agreement”) with Asia Gaming & Resort, Ltd. (“AGRL”) and Spring Fortune Investment Ltd. (the Shareholder”).  As a result, we now have until February 11, 2011 to complete this transaction.  Pursuant to the Agreement, we will purchase all of the outstanding shares of AGRL stock from the Shareholder.

AGRL is an investment holding company. The principal business activities of its wholly owned subsidiaries are to hold Profit Agreements with VIP Room gaming promoter companies (“Promoters”) and to receive 100% of the profit streams from the Promoters.  The Promoters currently participate in the promotion of two major luxury VIP gaming facilities (“VIP rooms”) in Macau, China, the largest gaming market in the world.  One of the Macau VIP rooms is located at the top-tier MGM Grand Macau Casino in downtown Macau and is operated by the MGM Grand Paradise S.A.  Another Macau VIP gaming facility is operated by Galaxy Casino, S.A. and is located in the luxury 5-star hotel, the Star World Hotel & Casino in downtown Macau.  In addition, the Promoters plan to promote the first luxury VIP room in Jeju Island in South Korea, which will offer Macau-style gaming, and have concluded a favorable trial operation there.

The transaction is expected to be consummated no later than the fourth business day after the date on which the last of the conditions set forth in the Agreement is fulfilled.

The aggregate consideration (“Purchase Consideration”) to be paid by us to the Shareholder for the shares of AGRL Stock will be (a) 10,350,000 Ordinary Shares, par value $0.0001 per share (“CS China Stock”), which shall be paid at the closing of the transaction and (b) 4,120,000 Ordinary Shares of CS China Stock which shall be paid no later than 5 business days after the filing of our Annual Report for the fiscal year ending December 31, 2010.

In addition, the Shareholder shall be entitled to receive additional Ordinary Shares of CS China Stock for each of the years 2009, 2010, 2011 and 2012 in which AGRL has net after tax income that equals or exceeds the target specified for such year in the Agreement (the “Incentive Target”).  The total maximum number of incentive shares that the Shareholder may receive is 17,196,000.  With respect to year 2009, the Shareholder will not be entitled to receive any incentive shares unless, in addition to achieving the Incentive Target, AGRL’s rolling chip turnover (as such term is commonly understood in the gaming and junket operations industry) exceeds $3,668,257,008, and with respect to years 2009 and 2010, the maximum aggregate number of incentive shares that the Shareholder will be entitled to receive is 12,050,000

In addition, for each of the years 2009, 2010, 2011 and 2012, we will issue 530,000 Ordinary Shares of CS China Stock if AGRL has adjusted net income equal to or greater than $29 million, $60 million, $75 million and $82.5 million, respectively.

For a more complete discussion of our proposed business combination, see our Report of Foreign Private Issuer on Form 6-K dated October 13, 2009 and filed with the SEC on October 13, 2009, as subsequently amended.

We expect that the transaction will be consummated shortly after the special meeting of shareholders that we will schedule to approve the transaction.  However unless otherwise indicated, the remainder of this Annual Report on Form 10-K assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Opportunities in China

Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:
•
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years, including 10.1% in 2004, 9.9% in 2005, 11.1% in 2006, 11.4% in 2007, with a projected rate of 9.8% for 2008 (National Bureau of Statistics of China);

•	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•
the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

•
the fact that China’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes, thereby causing Chinese companies to attempt to be listed on the United States equity markets.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Government Regulations

Government Regulations Relating to Foreign Exchange Controls

The principal regulation governing foreign exchange in China is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, China’s currency, is freely convertible for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the State Administration for Foreign Exchange (“SAFE”) of China is obtained. Foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, involving a change of equity ownership of a PRC operating entity or through contractual arrangements with a PRC operating entity. Our subsidiary will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination. On November 21, 2005, the SAFE issued Notice 75 on “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles.” Notice 75 confirms that the use of offshore special purpose vehicles as holding companies for PRC investments are permitted as long as proper foreign exchange registrations are made with the SAFE on May 28, 2007, SAFE issued Notice 106 to further clarify Note 75.

Government Regulations Relating to Taxation

According to the PRC income Tax Law of Foreign Investment Enterprises and Foreign Enterprises and the Implementation Rules for the Income Tax Law, the standard Enterprise Income Tax (“EIT”) rate of FIEs is 33%, reduced or exempted in some cases under any applicable laws or regulations. Income such as dividends and profits derived from the PRC by a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless reduced or exempted by any applicable laws or regulations. The profit derived by a foreign investor from a FIE is currently exempted from EIT. The EIT Law of the People’s Republic of China (“New EIT Law”), was promulgated on March 16, 2007 and will become effective on January 1, 2008. The New EIT Law lowers the EIT from 33% to 25%. The tax preferential treatments that are generally available to existing FIEs will be either removed or phased out after January 1, 2008, and will no longer be available to new FIEs that are established after January 1, 2008. Certain special tax treatments will be made available to companies that are conducting business in certain sectors that are considered “encouraged” by the government such as clean energy, high-tech business, etc. It is also believed that the New EIT Law will remove the dividend tax exemption that is currently enjoyed by foreign investors that are shareholders of FIEs in China.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange.  Foreign currency exchange in China is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the SAFE.  Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from SAFE.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions.  Pursuant to recent regulations issued by the SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On January 24, 2005, SAFE issued a regulation stating that SAFE approval is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities in exchange for the equity interests or assets of the foreign entities. The regulation also states that, when registering with the foreign exchange authorities, a PRC company acquired by an offshore company must clarify whether the offshore company is controlled or owned by PRC residents and whether there is any share or asset link between or among the parties to the acquisition transaction.

On April 8, 2005, SAFE issued another regulation further explaining and expanding upon the January regulation. The April regulation clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January regulation, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April regulation also expanded the statutory definition of the term “foreign acquisition”, making the regulations applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April regulation also provides that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005 mentioned above.

According to Notice 75:
•
prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

On May 29, 2007, SAFE issued Notice 106 to further clarify relevant issues concerning the implementation and application of Notice 75. Notice 106 sets length of qualitative financial and operational requirements (normally financial disclosure for 3 years subject to certain exceptions depending on the type of investment) for candidate offshore companies. Failure to comply will result in (i) refusal of registration as a SPV, (ii) refusal of remittance of dividends and other distributions and (iii) potential punishment for illegal remittance of foreign exchange.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

Although SAFE issued Notice 106 to its various SAFE Bureaus, the uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, and uncertainty as to when the new procedures and requirements will take effect or be enforced, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

Dividend Distribution.  The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:
•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.
Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of Foreign Investors’ Merging Chinese Enterprises

On August 8, 2006, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and State Administration of Foreign Exchange jointly promulgated the Provisions for Foreign Investors to Merge Domestic Enterprises, which took effect from September 8, 2006, replacing the Interim Provisions for Foreign Investors to Merge Domestic Enterprises issued in March 2003 by four authorities, the Ministry of Foreign Trade and Economic Cooperation, State Administration of Taxation, State Administration for Industry and Commerce and State Administration of Foreign Exchange. The State-owned Assets Supervision and Administration Commission and China Securities Regulatory Commission newly join the regulation promulgation. On December 1, 2007, National Development and Reform Commission and MOFCOM issued the Catalogue for Guidance of Foreign Investment Industries, or 2007 Catalogue, as the 4th amendment to its original 1995 Catalogue. The 2007 Catalogue may affect the acquisitions involving foreign investors and parties in various restricted categories of industries.

The requirements and approval procedures for the Equity Acquisition and Assets Acquisition remains unchanged as those in the interim regulation. The new regulation adds one chapter on the acquisition with equity as the consideration including one section on the special purpose company. This chapter stipulated the relevant conditions and approval procedures in detail making such acquisitions workable. The currently mandatory requirement for the submission of fund remittance into China will be changed.

The Anti-monopoly Chapter in the new regulation is more or less the same as the existing interim regulation, although Chinese government is recently tightening such control.

We cannot predict how such regulations especially the anti-monopoly examination will affect our future completion of a business combination. However, we are confident our strong and in-depth understanding of Chinese market would help us minimize the negative impacts.

Use of Contractual Arrangements

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration, (i) the target company would be majority owned by Chinese residents whom we designate and the target company would continue to hold the requisite licenses for the target business, and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:
•	Our exercise of effective control over the target company;

•	A substantial portion of the economic benefits of the target company would be transferred to us; and

•
We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with (i) effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions and (ii) a sufficient level of economic interest to ensure that we satisfy the 80% net asset test required for our initial business combination. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination. We would obtain an independent appraisal from an investment bank or industry expert for the purpose of determining the fair value of any contractual arrangement.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our IPO, our share capital, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with a target business having its principal operations in the People’s Republic of China and a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has  virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:
•	identified infrastructure projects requiring one-time capital investment;

•	stable, growing cash flows;

•	high barriers to entry;

•	opportunities for organic and acquisition growth;

•	highly developed economic environment; and

•	books and accounts that have been audited by a fully qualified auditing firm duly registered in the PRC and proper business records.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (meaning not less than 50.1% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. If we issue securities in order to consummate a business combination, our shareholders could end up owning a minority of the combined company as there is no requirement that our shareholders own a certain percentage of our company after our business combination. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. As the opinion will be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our shareholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows shareholders to rely on their opinion will not be a factor in determining which firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for shareholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law.

In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business.  We will also provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business.  In all likelihood, these financials statements will need to be prepared in accordance with United States generally accepted accounting principals.  We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principals or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principals.  To the extent that such financial statements cannot be obtained, we may not be able to acquire the proposed target business.  While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the Ordinary Shares voted by the public shareholders. This voting arrangement shall not apply to Ordinary Shares included in Units purchased following our IPO in the open market by any of our existing shareholders, officers and directors. Accordingly, they may vote these Ordinary Shares on a proposed business combination any way they choose.

We will proceed with the business combination only if a majority of the Ordinary Shares voted by the public shareholders are voted in favor of the business combination and public shareholders owning less than 40% of the shares sold in our IPO both exercise their redemption rights and vote against the business combination.

Redemption rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s Ordinary Shares redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking redemption rights with respect to 10% or more of the IPO shares. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all Ordinary Shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their Ordinary Shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 10% of the IPO shares, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our existing shareholders will not have such redemption rights with respect to any Ordinary Shares owned by them, directly or indirectly, whether included in or underlying their initial Ordinary Shares or purchased by them in our IPO or in the aftermarket. The actual per-share redemption price will be equal to the amount in the trust account, inclusive of any interest then held in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of Ordinary Shares sold in our IPO. As of July 31, 2009, the per-share redemption price would be $5.96.

An eligible shareholder may request redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the shareholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public shareholders, whether they are a record holder or hold their Ordinary Shares in “street name,” to either tender their share certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time we send out our proxy statement through the vote on the business combination to tender his Ordinary Shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his Ordinary Shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his Ordinary Shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Accordingly, we will only require shareholders to deliver their share certificate prior to the vote if we give shareholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to redeem. After the business combination was approved, the Company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the Company for cancellation. Thus, the redemption right, to which shareholders were aware they needed to commit before the shareholder meeting, would become a “put” right surviving past the consummation of the business combination until the redeeming holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. Notwithstanding the foregoing, if a proposed business combination is ultimately rejected and we are unable to complete another business combination, such fee would have been incurred unnecessarily.

Any request for redemption, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a shareholder delivered his share certificate for redemption and subsequently decided prior to the meeting not to elect redemption, he may simply request that the transfer agent return the share certificate (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public shareholders who redeem their Ordinary Shares for their share of the trust account still have the right to exercise any Warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until thirty months from the date of the IPO prospectus. If the initial business combination is not approved or completed for any reason, then public shareholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their Ordinary Shares for a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public shareholders to tender their share certificates prior to the meeting, we will promptly return such share certificates to the tendering public shareholder. Public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public shareholders, owning 40% or more of the shares sold in our IPO, both exercise their redemption rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public shareholders owning 39.99% of the Ordinary Shares sold in our IPO may exercise their redemption rights and the business combination will still go forward. We have set the redemption percentage at 40% in order to reduce the likelihood that a small group of investors holding a block of our Ordinary Shares will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public shareholders.

Because redeeming shareholders will receive their proportionate share of deferred underwriting compensation at the time of closing of our business combination, the non-redeeming shareholders will bear the financial effect of such payments to both the redeeming shareholders and the underwriters as a consequence of the reduction in our net assets resulting from such distribution.

Automatic liquidation and subsequent dissolution if no business combination

Our amended and restated memorandum and articles of association provides that we will continue in existence only until February 11, 2010 or until February 11, 2011 if a definitive agreement has been executed within 18 months after the consummation of our IPO and the business combination has not been consummated within such 18 month period. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, it will trigger our automatic liquidation. This has the same effect as if our board of directors and shareholders had formally voted to approve our winding up and dissolution and formally began a voluntary winding up procedure under the Companies Law. As a result, no vote would be required from our shareholders to commence such a voluntary winding up and dissolution. We view this provision terminating our corporate life by February 11, 2010 or February 11, 2011 if a definitive agreement has been executed by February 11, 2010 and the business combination has not been consummated by such date as an obligation to our shareholders and will not take any action to propose, support or endorse any proposal by our shareholders to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination. Under the Companies Law, in the case of a full voluntary liquidation procedure, a liquidator would give at least 21 days’ notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette and taking any other steps he or she may consider appropriate. In practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate the trust account would be liquidated shortly following the expiration of the 21 day period. As soon as the affairs of the Company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Registrar confirming the date on which the meeting was held and three months after the date of such filing the Company is dissolved.

If we are unable to complete a business combination by February 11, 2010 or February 11, 2011 if a definitive agreement has been executed by February 11, 2010 and the business combination has not been consummated by such date, we will distribute, as part of our liquidation process, to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors, taxes and liquidation costs, if any). We anticipate the liquidator notifying the trustee of the trust account to begin distributing such assets promptly after expiration of the 21 day period and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to their initial Ordinary Shares. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us, and distributions (or part of them) could potentially be delayed while the liquidator identifies and assesses alleged creditor claims, or in the event the liquidation becomes subject to the supervision of the Cayman Islands court. There will be no distribution from the trust account with respect to our Warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, our initial shareholders have contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have contractually agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share liquidation price as of July 31, 2009 would have been $5.96.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders. Chien Lee, Bill Haus, James Preissler, Peter Li and William B. Heyn have agreed, pursuant to agreements with us and EarlyBirdCapital that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Furthermore, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Accordingly, the actual per-share liquidation price could be less than $5.96, plus interest, due to claims of creditors.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our automatic liquidation if they seek to redeem their respective shares into cash upon a business combination which the shareholder voted against and which is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Additionally, in any liquidation proceedings of the Company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of the Company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. We cannot assure you that claims will not be brought against us for these reasons.

If we are unable to consummate a transaction by February 11, 2011 (assuming the period in which we need to consummate a business combination has been extended, as provided in our amended and restated memorandum and articles of association), we will go into voluntary liquidation and subsequently liquidate the trust account as part of our liquidation process. Upon notice from the liquidator, the trustee of the trust account will distribute the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our directors and officers have agreed to indemnify us for all claims of creditors to the extent we obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust.

We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust fund. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust fund could be less than $5.96 due to claims or potential claims of creditors.

In addition, under certain circumstances distributions received by shareholders could be viewed by applicable laws (including insolvency laws and certain equitable and/or restitution principles) as either fraudulent transfers or mistaken or otherwise wrongful payments. In those circumstances, a Cayman Islands court could order that amounts received by our shareholders be repaid to us. We cannot assure you that claims will not be brought against us for these reasons.

Competition

For a more complete discussion of the risks that will be applicable to us following the business combination with AGRL, see our filings referred to above under "Recent Developments."

If we are unable to consummate the business combination with AGRL, we will continue searching for attractive business combinations. In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours.  There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash, ordinary shares held by our public shareholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have eight executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS.

Risks Associated with Our Business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public shareholders may receive less than $5.96 per share and our Warrants will expire worthless.

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete a business combination within thirty months from the consummation of the IPO and are forced to liquidate our assets, the per-share liquidation distribution may be less than $5.96 because of our general and administrative expenses, the anticipated costs of seeking a business combination and claims of creditors, if any. Furthermore, there will be no distribution with respect to our outstanding Warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public shareholders will be forced to wait until February 11, 2011 (assuming the period in which we need to consummate a business combination has been extended, as provided in our memorandum and articles of association) before receiving liquidation distributions.

We have until February 11, 2011 in which to complete a business combination (assuming the period in which we need to consummate a business combination has been extended, as provided in our memorandum and articles of association). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought redemption of their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies have completed IPOs in the United States with business plans similar to ours and there are a number of additional offerings still in registration. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If the funds available to us are insufficient to allow us to operate for at least the next 30 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until February 11, 2011, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial shareholders to operate or may be forced to liquidate. Our initial shareholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $5.96 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public shareholders, Chien Lee, Bill Haus, James Preissler, Peter Li and William B. Heyn have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Because we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, we believe the likelihood of Chien Lee, Bill Haus, James Preissler, Peter Li or William B. Heyn having any such obligations is minimal. Notwithstanding the foregoing, we have questioned such individuals on their financial net worth and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that they will be able to do so. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $5.96, plus interest, due to such claims.

Under certain circumstances, a Cayman Islands court could order that amounts received by shareholders be repaid to us.

Our amended and restated memorandum and articles of association provides that we will continue in existence only until thirty months from the consummation of our IPO (assuming the period in which we need to consummate a business combination has been extended, as provided in our amended and restated memorandum and articles of association). If we have not completed a business combination by such date and amended this provision in connection thereto, this will trigger our automatic liquidation and subsequent dissolution. As a result, this has the same effect as if we had formally went through a voluntary liquidation procedure under the Companies Law (2007 Revision) of the Cayman Islands (the “Companies Law”). In such a situation under the Companies Law, a liquidator would give at least 21 days’ notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette and taking any other steps he or she may consider appropriate. In practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. As soon as the affairs of the Company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Cayman Islands Registrar of Companies (“Registrar”) confirming the date on which the meeting was held and three months after the date of such filing the Company is dissolved. In the case of a full voluntary liquidation procedure, any liability of shareholders with respect to a liquidating distribution would be barred if creditors miss the deadline for submitting claims. Upon notice from the liquidator, the trustee of the trust account will distribute the proceeds in our trust account to our public shareholders as part of our automatic liquidation if we do not complete a business combination within 30 months after the consummation of our IPO. Pursuant to our amended and restated memorandum and articles of association, failure to consummate a business combination within 30 months from the date of our IPO will trigger an automatic winding up of the Company. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us, and distributions (or part of them) could potentially be delayed while the liquidator identifies and assesses alleged creditor claims, or in the event the liquidation becomes subject to the supervision of the Cayman Islands court.

If we are unable to consummate a transaction within 30 months from the consummation of our IPO (assuming the period in which we need to consummate a business combination has been extended by shareholder vote, as provided in our amended and restated memorandum and articles of association) this will trigger our automatic liquidation and subsequent dissolution. Upon notice from the liquidator, the trustee of the trust account will distribute the amount in our trust account to our public shareholders as part of our liquidation process. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

If there are insufficient funds held outside the trust account for such purpose, Chien Lee, Bill Haus, James Preissler, Peter Li and William B. Heyn have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. In addition, under certain circumstances distributions received by shareholders could be viewed by applicable laws (including insolvency laws and certain equitable and/or restitution principles) as either fraudulent transfers or mistaken or otherwise wrongful payments. In those circumstances, a Cayman Islands court could order that amounts received by our shareholders be repaid to us.

An effective registration statement may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise his, her or its Warrants and causing such Warrants to be practically worthless.

No Warrant held by public shareholders will be exercisable and we will not be obligated to issue Ordinary Shares unless at the time such holder seeks to exercise such Warrant, a prospectus relating to the Ordinary Shares issuable upon exercise of the Warrant is current and the Ordinary Shares have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Under the terms of the Warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the Ordinary Shares issuable upon exercise of the Warrants, holders will be unable to exercise their Warrants and we will not be required to settle any such Warrant exercise. If the prospectus relating to the Ordinary Shares issuable upon the exercise of the Warrants is not current or if the Ordinary Shares are not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside, the Warrants held by public shareholders may have no value, the market for such Warrants may be limited and such Warrants may expire worthless. Notwithstanding the foregoing, the Insider Warrants may be exercisable for unregistered Ordinary Shares even if the prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is not current.

An investor will only be able to exercise a Warrant if the issuance of Ordinary Shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Warrants.

No Warrants will be exercisable and we will not be obligated to issue Ordinary Shares unless the Ordinary Shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. Because the exemptions from qualification in certain states for resales of Warrants and for issuances of Ordinary Shares by the issuer upon exercise of a Warrant may be different, a Warrant may be held by a holder in a state where an exemption is not available for issuance of Ordinary Shares upon an exercise and the holder will be precluded from exercise of the Warrant. At the time that the Warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their Warrants as long as our prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants is current. However, we cannot assure you of this fact. As a result, the Warrants may be deprived of any value, the market for the Warrants may be limited and the holders of Warrants may not be able to exercise their Warrants if the Ordinary Shares issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our share capital or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 50,000,000 Ordinary Shares, par value $.0001 per share, and 1,000,000 preferred shares, par value $.0001 per share. There are 27,012,000 authorized but unissued Ordinary Shares available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding Warrants and the unit purchase option granted to EarlyBirdCapital, the representative of the underwriters in our IPO) and all of the 1,000,000 preferred shares available for issuance. We may issue a substantial number of additional Ordinary Shares or preferred shares, or a combination of ordinary and preferred shares, to complete a business combination. The issuance of additional ordinary or preferred shares:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of Ordinary Shares if we issue preferred shares with rights senior to those afforded to our Ordinary Shares;

•
may cause a change in control if a substantial number of Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Ordinary Shares.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of key personnel. The role of these individuals in the target business, however, cannot presently be ascertained. Although some of them may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the Company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the Company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the Company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination and we do not intend to insist on arrangements to ensure that our officers and directors will be able to maintain their positions with the Company after the consummation of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

All of our officers and directors own Ordinary Shares issued prior to our IPO and an affiliate of certain of our officers and directors owns warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own Ordinary Shares that were issued prior to our IPO, for which they paid an aggregate of $25,000.  Additionally, CS Capital USA, Bill Haus, James Preissler, Peter Li and William B. Heyn purchased Insider Warrants upon consummation of the IPO. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the Ordinary Shares acquired prior to our IPO, as well as the Insider Warrants, and any Warrants purchased by our officers or directors in our IPO or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

If our Ordinary Shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our Ordinary Shares have a market price per share of less than $5.00, transactions in our Ordinary Shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Ordinary Shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may proceed with a business combination even if public shareholders owning 39.99% of the shares sold in our IPO exercise their redemption rights.

We may proceed with a business combination as long as public shareholders owning less than 40% of the shares sold in our IPO exercise their redemption rights. Accordingly, approximately 39.99% of the public shareholders may exercise their redemption rights and we could still consummate a proposed business combination. We have set the redemption percentage at 40% in order to reduce the likelihood that a small group of investors holding a block of our shares will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public shareholders.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many shareholders may exercise such redemption rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of shareholders exercise their redemption rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

The ability of our shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek shareholder approval of any business combination, we will offer each public shareholder (but not our existing shareholders) the right to have his, her or its Ordinary Shares redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its redemption rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many shareholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may require shareholders who wish to redeem their Ordinary Shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require public shareholders who wish to redeem their Ordinary Shares in connection with a proposed business combination to either tender their share certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their Ordinary Shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical share certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their Ordinary Shares. Moreover, our transfer agent will typically charge the tendering broker $35 to certificate the shares and it would be up to the broker whether or not to pass this cost on to the redeeming holder. If a proposed business combination is ultimately rejected and we are unable to complete another business combination, such fee would have been incurred unnecessarily. Additionally, if you own very few shares and this fee is passed on to you when you seek to redeem your shares, the cost may outweigh the benefit of redemption.

Public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group” with, will be restricted from seeking redemption rights with respect to more than 10% of the shares sold in our IPO.

When we seek shareholder approval of any business combination, we will offer each public shareholder (but not our existing shareholders) the right to have his, her, or its Ordinary Shares redeemed for cash if the shareholder votes against the business combination and the business combination is approved and completed. Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking redemption rights with respect to more than 10% of the shares sold in our IPO. Accordingly, if you purchase more than 10% of the shares sold in our IPO and a proposed business combination is approved, you will not be able to seek redemption rights with respect to the full amount of your shares and may be forced to hold such additional Ordinary Shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of our Ordinary Shares will exceed the per-share redemption price.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, the fact that many blank check companies that have gone public in the United States have not completed a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash a significant number of Ordinary Shares from dissenting shareholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

Our existing shareholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our existing shareholders (including all of our officers and directors) collectively own 20% of our issued and outstanding Ordinary Shares.  Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing shareholders will continue to exert control at least until the consummation of a business combination.

Our outstanding Warrants and option may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to effect a business combination.

We have issued Warrants to purchase 11,040,000 Ordinary Shares as part of the Units offered in our IPO and the Insider Warrants to purchase 3,608,000 Ordinary Shares. We also issued an option to purchase 480,000 Units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 960,000 Warrants. To the extent we issue Ordinary Shares to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding Ordinary Shares and reduce the value of the shares issued to complete the business combination. Accordingly, our Warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the Ordinary Shares underlying the Warrants or option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these Warrants and option are exercised, you may experience dilution to your holdings.

If our existing shareholders or the holders of the Insider Warrants (or underlying securities) exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our Ordinary Shares and the existence of these rights may make it more difficult to effect a business combination.

Our existing shareholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the holders of the Insider Warrants are entitled to demand that we register the resale of their Insider Warrants and underlying Ordinary Shares at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 1,380,000 Ordinary Shares and 3,608,000 Warrants, as well as 3,608,000 Ordinary Shares underlying the Warrants, eligible for trading in the public market. The presence of these additional Ordinary Shares trading in the public market may have an adverse effect on the market price of our Ordinary Shares. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our Ordinary Shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are a company incorporated under the laws of the Cayman Islands. We have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extraction treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the United States federal securities laws.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law and other statutes (as the same may be supplemented or amended from time to time) or the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders (including shareholder derivative actions) and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. Moreover, the Cayman Islands has a less prescriptive body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

Although there is not statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize a foreign judgment as the basis for a claim at common law in the Cayman Islands provided such judgment:

•	is given by a competent foreign court;

•	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

•	is final;

•	is not in respect of taxes, a fine or a penalty; and

•	was not obtained in a manner and is not of a kind the enforcement of which is contrary to the public policy of the Cayman Islands.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Related to Operations in China

Business combinations with companies with operations in China entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in China, we will be subject to, and possibly adversely affected by, the following risks:

After a business combination, substantially all of our assets will likely be located in China and substantially all of our revenue will be derived from our operations in China. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in China.

The PRC’s economic, political and social conditions, as well as government policies, could affect our business. The PRC economy differs from the economies of most developed countries in many respects. China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China). However, we cannot assure you that such growth will be sustained in the future. If in the future China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate a business combination and if we effect a business combination, the ability of that target business to become profitable.

The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us, depending on the industry in which we engage in a business combination. For example, our financial condition and results of operations may be adversely affected by PRC government control over capital investments or changes in tax regulations that are applicable to a potential target business and a business combination.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and prospects.

A recent positive economic change has been the PRC’s entry into the World Trade Organization, or WTO, the sole global international organization dealing with the rules of trade between nations. It is believed that the PRC’s entry will ultimately result in a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China’s economy.

If relations between the United States and the PRC deteriorate, potential target businesses or their goods or services could become less attractive.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

As a result of merger and acquisition regulations implemented on September 8, 2006 relating to acquisitions of assets and equity interests of Chinese companies by foreign persons, it is expected that acquisitions will take longer and be subject to economic scrutiny by the PRC government authorities such that we may not be able to complete a transaction.

On September 8, 2006, the Ministry of Commerce, together with several other government agencies, promulgated a comprehensive set of regulations governing the approval process by which a Chinese company may participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC. Although there was a complex series of regulations in place prior to September 8, 2006 for approval of Chinese enterprises that were administered by a combination of provincial and centralized agencies, the new regulations have largely centralized and expanded the approval process to the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission (CSRC). Depending on the structure of the transaction as determined once a definitive agreement is executed, these regulations will require the Chinese parties to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and depending on approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and evaluations of the acquirer which will permit the government to assess the economics of a transaction in addition to the compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the government much more extensive evaluation and control over the terms of the transaction. Therefore, a business combination we propose may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted.

Because the September 8, 2006, PRC merger and acquisition regulations permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction as determined once a definitive agreement is executed. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. Because the Chinese authorities expressed concern with offshore transactions which converted domestic companies into foreign investment enterprises (FIEs) in order to take advantage of certain benefits, including reduced taxation, in China, regulations require new foreign sourced capital of not less than 25% of the domestic company’s post–acquisition capital in order to obtain FIE treatment. Accordingly, if a sufficient amount of foreign capital is not infused into the domestic company, it will not be eligible to obtain FIE treatment. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders interests in an acquisition of a Chinese business or assets.

The PRC merger and acquisition regulations of September 8, 2006, have introduced industry protection and anti-trust aspects to the acquisition of Chinese companies and assets which may limit our ability to effect an acquisition.

Under the PRC merger and acquisition regulations, acquisitions of Chinese domestic companies relating to “important industries” that may affect the national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names” must be reported and approved by the Ministry of Commerce. The merger and acquisition regulations also provide for antitrust review requirements for certain large transactions or transactions involving large companies and roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China which is similar to United States anti-trust law concepts. The regulations use various economic tests to determine if the transaction has to be reported to MOFCOM which include (i) if any of the parties to the transaction has a turnover in the Chinese market of more than RMB 1,500,000,000, (ii) if in a transaction outside of the PRC, any party thereto has assets in the PRC of more than RMB 3,000,000,000, (iii) if any of the parties to the transaction, before its consummation, has control not less than 20% of the Chinese market, (iv) if any of the parties as a result of the transaction will control 25% of the Chinese market, (v) the foreign investor has acquired 10 or more enterprises in related industries in the PRC during the last year, or (vi) if in a transaction outside of the PRC results in the foreign entities acquiring 15 or more FIEs in related industries within the PRC. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensures employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment. Notwithstanding the September 8, 2006, regulations, there is a draft anti-monopoly law being considered which may replace or supplement the above provisions. Any transaction that we contemplate will have to comply with these regulations and may require additional approval or abandonment if we are not able to satisfy the requirements of the governmental authorities. When we evaluate a potential transaction, we will consider the need to comply with these regulations which may result in our modifying or not pursuing a particular transaction.

Ambiguities in the regulations of September 8, 2006 may make it difficult for us to properly comply with all applicable rules and may affect our ability to consummate a business combination.

Although the merger and acquisition regulations provide specific requirements and procedures, there are many ambiguities which give the regulators great latitude in the approval process which will cause uncertainty in our ability to complete a transaction on a timely basis.

The merger and acquisition regulations set forth many requirements that have to be followed, but there are still many ambiguities in the meaning of many provisions. Although further regulations are anticipated in the future, until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations. Moreover, the ambiguities give the regulators wide latitude in the enforcement of the regulations and the transactions to which they may or may not apply. Therefore, we cannot predict the extent to which the regulations will apply to a transaction, and therefore, there may be uncertainty in whether or not a transaction will be completed until the approval process is under way or until the preliminary approvals are obtained. This may negatively impact our ability to consummate a business combination.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could materially and adversely impact our profitability following a business combination.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Imposition of similar restrictions may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a material and adverse impact on our profitability.

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and any appreciation thereof could cause the cost of a target business as measured in dollars to increase.

Because our objective is to complete a business combination with a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income following a business combination would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the United States dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Historically, China “pegged” its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from other countries, the PRC recently reformed its economic policies to establish a floating value for its currency. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase. Further, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

Fluctuations in the value of the Renminbi relative to foreign currencies could affect our operating results.

Following a business combination, our payroll and other costs of non-United States operations will be payable in foreign currencies, primarily Renminbi. To the extent future revenue is denominated in non-United States currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse effect on our business, financial condition and operating results. The value of Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As our operations will be primarily in China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Renminbi we convert would be reduced. The Chinese government recently announced that it is pegging the exchange rate of the Renminbi against a number of currencies, rather than just the United States dollar. Fluctuations in the Renminbi exchange rate could adversely affect our ability to find an attractive target business with which to consummate a business combination and to operate our business after a business combination.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency conversion within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

If the PRC enacts regulations in our target business’ proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

Many of the rules and regulations that companies face in China are not explicitly communicated. If new laws or regulations forbid foreign investment in industries in which we want to complete a business combination, they could severely limit the candidate pool of potential target businesses. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely affect our ability to acquire PRC companies.

Notice on Issues Relating to Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, was issued on October 21, 2005 by the SAFE (that replaced two previously issued regulations on January 24, 2005 and April 8, 2005, respectively) that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

Although SAFE issued an implementation Notice No. 106, or Notice 106, on May 29, 2007 to its local branches or agencies (but not openly disclosed to the public), the uncertainty as to when and how the new procedure and requirements will take effect or be enforced, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We are committed to complying with the relevant rules. As a result of the foregoing, we cannot assure you that we or the owners of the target business we intend to acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

Because Chinese law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

If we acquire a target business through contractual arrangements with one or more operating businesses in China, such contracts may not be as effective in providing operational control as direct ownership of such businesses and may be difficult to enforce.

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in certain industries. The industry groups that are restricted are wide ranging, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers, for example. In addition there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company which may not be subject to the merger and acquisition regulations mentioned above since these types of arrangements typically do not involve a change of equity ownership in a PRC operating company, injure a third party or affect the social public interest. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would be our nominees and, therefore, may exempt the transaction from the merger and acquisition regulations, including the application process required thereunder. However, since there has been limited implementation guidance provided with respect to the merger and acquisition regulations, there can be no assurance that the relevant government agency would not apply them to a business combination effected through contractual arrangements. If such an agency determines that such an application should have been made consequences may include levying fines, revoking business and other licenses, requiring restructure of ownership or operations and requiring discontinuation of any portion of all of the acquired business. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control or receive the full economic benefits of full direct ownership over the target business.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the Company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because any target business with which we attempt to complete a business combination may be required to provide our shareholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States Federal securities laws, in order to seek shareholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination. Furthermore, to the extent that we seek to acquire a target business that does not have financial statements prepared in accordance with United States generally accepted accounting principles, it could make it more difficult for our management to analyze such target business and determine whether it has a fair market value in excess of 80% of our net assets. It could also delay our preparation of our proxy statement that we will send to shareholders relating to the proposed business combination with such a target business, thereby making it more difficult for us to consummate such a business combination.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our shareholders following a business combination.

According to the PRC’s applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the “Applicable Foreign Enterprises Tax Law”), income such as dividends and profits distribution derived from the PRC and received by a foreign enterprise which has no establishment in the PRC is subject to a 20% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits received by a shareholder, such as through dividends, from a foreign-invested enterprise (an “FIE”) is exempted. Under a newly promulgated Enterprise Income Tax Law, the foregoing exemption will be removed starting from January 1, 2008 when such new law becomes effective, in which circumstances we may be required to deduct certain amounts from dividends we may pay to our shareholders to pay corporate withholding taxes.

After we consummate a business combination, our operating company in China will be subject to restrictions on dividend payments.

After we consummate a business combination, we will rely on dividends and other distributions from our operating company to provide us with cash flow and to meet our other obligations. Current regulations in China would permit our operating company in China to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company in China will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such reserve account may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the conversion rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If we are treated as a “passive foreign investment company,” it could have adverse U.S. federal income tax consequences to U.S. holders.

If we are determined to be a passive foreign investment company, known as a “PFIC,” U.S. holders could be subject to adverse United States federal income tax consequences. Specifically, if we are determined to be a PFIC for any taxable year, each U.S. holder may be subject to increased tax liabilities under U.S. tax laws and regulations and may be subject to additional reporting requirements. The determination of whether we are a PFIC will be made on an annual basis and will depend on the composition of our income and assets, including goodwill. The calculation of goodwill will be based, in part, on the market value of our Ordinary Shares from time to time, which may be volatile. In general, we will be classified as a PFIC for any taxable year in which either (1) at least 75% of our gross income is passive income or (2) at least 50% of the value (determined on the basis of a quarterly average) of our assets is attributable to assets that produce or are held for the production of passive income. For purposes of these tests, cash, including working capital, and investments are considered assets that produce or are held for the production of passive income. If a corporation would otherwise be a PFIC in its start-up year (defined as the first taxable year such corporation earns gross income), it is not treated as a PFIC in that taxable year, provided that: (i) no predecessor corporation was a PFIC; (ii) it is established to the Internal Revenue Service’s satisfaction that the corporation will not be a PFIC in either of the two succeeding taxable years; and (iii) the corporation is not, in fact, a PFIC for either succeeding taxable year. We cannot assure you that we will not be treated as a PFIC for U.S. federal income tax purposes. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are currently located at Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong. The cost for this space is included in the $3,000 per-year fee Russell Bedford Hong Kong Limited charges us for registered agent and general and administrative services.  We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations. We may determine to lease additional space in the future in other locations, including China, depending on the activities of our executive officers. To the extent we lease such additional space, we will use our available working capital to pay for such space.

In connection with our IPO, CS Capital USA, an affiliate of Chien Lee, agreed to provide us with office space and certain office and secretarial services for a fee of $7,500 per month, should we choose to avail ourselves of such space and services, which, to this point, we have not chosen to do.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Ordinary Shares and Warrants trade on the OTC Bulletin Board under the symbols CSACF, CSAQF, and CSAXF, respectively. The following table sets forth the range of high and low closing bid prices for the Units, Ordinary Shares and Warrants for the periods indicated since the Units commenced public trading on August 15, 2008, and since the Ordinary Shares and Warrants commenced separate public trading on September 4, 2008. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	6.70	5.50	5.80	5.47	0.50	0.101
2008:
Fourth Quarter	6.25	5.40	5.60	5.20	0.51	0.06
Third Quarter	5.35	5.00	6.00	5.01	0.06	0.03
Second Quarter	5.15	4.55	5.25	4.60	0.26	0.04
First Quarter	6.14	4.78	5.275	4.25	0.45	0.26

* Through November 2, 2009.

Holders

As of November 13, 2009, there was 1 holder of record of our Units, 7 holders of record of our ordinary shares and 6 holders of record of our Warrants.

Issuer Purchases of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In September 2007, we sold the following ordinary shares (“Founders’ Shares”) without registration under the Securities Act of 1933, as amended:

Shareholders	Number of Shares
Chien Lee	517,500
Sylvia Lee	517,500
Michael Zhang	115,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors. The shares issued to the individuals above were sold at a purchase price of approximately $0.02 per share (an aggregate of $25,000).

In June 2008, Chien Lee transferred 517,500 shares to CS Capital USA and Sylvia Lee transferred 172,500 shares to Bill Haus, 146,625 shares to each of James Preissler and Peter Li and 51,750 shares to William B. Heyn, all at the same price they originally paid for such shares. On August 11, 2008, our board of directors authorized a dividend of 0.2 Ordinary Shares for each outstanding Ordinary Share.

Simultaneously with the consummation of our IPO, CS Capital USA, Bill Haus, James Preissler, Peter Li and William B. Heyn purchased 3,608,000 Insider Warrants at a purchase price of $0.50 per Warrant (for a total purchase price of $1,804,000) from us. These purchases took place on a private placement basis pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors.

Initial Public Offering

On August 15, 2008, we closed our IPO of 4,800,000 Units with each unit consisting of one Ordinary Share and two Warrants, each Warrant to purchase one Ordinary Share at an exercise price of $5.00 per share.  On August 21, 2008, we consummated the closing of an additional 720,000 Units which were subject to the over-allotment option.  The Units from the IPO (including the over-allotment option) were sold at an offering price of $6.00 per unit, generating total gross proceeds of $34,294,000.  EarlyBirdCapital, Inc. acted as representative of the underwriters.  The securities sold in our IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147294 and 333-152947).  The Securities and Exchange Commission declared the registration statement effective on August 11, 2008.

We paid a total of $1,324,800 in underwriting discounts and commissions (after deferring $993,600) and for costs and expenses related to our IPO.  After deducting the underwriting discounts and commissions and our offering expenses, the total net proceeds to us from our IPO were $33,280,880 (including the over-allotment option and the private sale of Insider Warrants), of which $32,899,200 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

The total amount deposited into the trust fund was $32,899,200 (or approximately $5.96 per share sold in our IPO).  The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $355,599 in interest through July 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We are a Cayman Islands company incorporated on September 24, 2007 as an exempted company with limited liability. Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands. As an exempted company, we are able to avoid direct taxation from the Cayman Islands government for a period of 20 years if such direct taxation were ever introduced in the Cayman Islands by obtaining a tax undertaking from the Cayman Islands government.

We were formed as a blank check company with the purpose of acquiring, through a share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the PRC, which includes the Hong Kong Special Administrative Region and the Macao Special Administrative Region but not Taiwan. Our efforts to identify a prospective target business will not be limited to a particular industry.

Critical Accounting Policies

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Management does believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Year Ended 2009 and the Period from September 24, 2007 (inception) to July 31, 2008

For the fiscal year ended July 31, 2009, we had net income of $68,876 derived from interest income of $355,599, offset by $286,722 of total expenses.

For the period from September 24, 2007 (inception) to July 31, 2008, we had a net loss of $26,955 derived from $26,955 for travel and other expenses.

Liquidity and Capital Resources

On August 15, 2008, we consummated our IPO of 4,800,000 Units.  On August 21, 2008, we consummated the closing of and additional 720,000 units which were subject to the underwriters’ over-allotment option.   Each Unit consists of one Ordinary Share, $.0001 par value per share, and two Redeemable Ordinary Share Purchase Warrants.  Each Warrant entitles the holder to purchase one Ordinary Share at an exercise price of $5.00 commencing upon the later of  the completion of a business combination or August 11, 2009 and expiring August 10, 2013. Simultaneously with the consummation of our IPO and the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option, we consummated the sale of an aggregate of 3,608,000 Insider Warrants at $0.50 per Warrant (for an aggregate purchase price of $1,804,000) in a private placement.  Gross proceeds from our IPO (including from our private placement of Insider Warrants and exercise of the underwriters’ over-allotment option) were $34,924,000.  We paid a total of $1,324,800 in underwriting discounts and commissions (after deferring $993,600) and for costs and expenses related to our IPO. After deducting the underwriting discounts and commissions and our offering expenses, the total net proceeds to us from our IPO (including the over-allotment option and the private sale) were $33,280,880, of which $32,899,200 was deposited into the trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we may draw for use of working capital up to $1,050,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations.  Through July 31, 2009, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have drawn interest income in the amount of $339,631 for our working capital.  The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of July 31, 2009, there was $32,899,200 plus accrued interest of $15,967 held in the trust fund.

We intend to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination.  To the extent that our capital shares are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through February 11, 2011, assuming that a business combination is not consummated during that time. As indicated above, there can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,050,000, of which $339,631 has already been drawn down as of July 31, 2009, to fund expenses related to investigating and selecting a target business, as well as any amounts necessary to pay our tax obligations. We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

In connection with our IPO, CS Capital USA, an affiliate of Chien Lee, agreed to provide us with office space and certain office and secretarial services for a fee of $7,500 per month, should we choose to avail ourselves of such space and services, which, to this point, we have not chosen to do.  Additionally, certain of our officers and initial shareholders advanced an aggregate of $138,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf.  The entire principal of this advance was repaid prior to July 31, 2009.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The Warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Notes 3 and 6 to the financial statements for more information.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices.  We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business.  Accordingly, we are not, and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices and other market-driven rates or prices.  The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.  Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is incorporated herein by reference and include:

Balance Sheets as of July 31, 2008 and 2009

Statements of Operations for the Year Ended 2009 and the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

Statement of Shareholders’ Equity from September 24, 2007 (inception) to July 31, 2009

Statements of Cash Flows for the Year Ended 2009 and the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief operating officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of July 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Chien Lee	47	Chairman of the Board
William (Bill) P. Haus	44	Chief Executive Officer and Director
James Preissler	37	Chief Financial Officer, Secretary and Director
Michael Zhang	47	Executive Vice President and Director
Peter Li	44	Director
Clarence Li	51	Director and Vice President
Wei (Will) Lu	34	Director and Vice President
Weidong Hong	41	Director and Vice President
Jie Liu	35	Director and Vice President

Chien Lee has served as our chairman of the board since our inception. He also served as our chief executive officer from our inception to June 2008. Mr. Lee is a founding member, and has served as the chairman and chief executive officer of CS Capital USA, LLC since August 2004. CS Capital USA is a private equity firm focused on diversified investments in China. Its investments include SK Development (Zhongshan) Company, Ltd., a land acquisition and real estate development company located in China. Mr. Lee has been the vice chairman of SK Development since its formation in May 2005. In October 2004, Mr. Lee co-founded 7 Days Inn, one of the leading budget hotel chains in China. Mr. Lee also co-founded The Officebox, a retail office products chain superstore in China, in April 2004 and has served as a director since its formation. Since August 1989, Mr. Lee has been a founding member and serves as the president of Lee Holdings Company, Inc., a Miami-based investment company focusing on the acquisition of non-performing assets in the United States from different sources, including but not limited to major banks and life insurance companies. Mr. Lee has also been a special advisor to the Zhongshan Xiaolan Asset Management Company, Ltd., an investment and asset management company, in Guangdong, China since April, 2007. From January 1988 to August 1995, Mr. Lee served as the president and was the founder of City Homes, Inc., a real estate investment company in Miami.

William (Bill) P. Haus, CFA, has served as our chief executive officer and a member of our board of directors since June 2008. Since May 2008, Mr. Haus has acted as a consultant providing advisory and consulting services. From September 2005 to May 2008, Mr. Haus served as an analyst for The Pinnacle China Fund, a China-focused hedge fund. From April 2005 to September 2005, Mr. Haus served as a senior vice president and equity research analyst with the Stanford Group Company, a broker dealer. From March 2000 to March 2005, Mr. Haus served as a senior research analyst at Advest, Inc., a securities brokerage firm. From 1998 to March 2000, Mr. Haus was associate vice president, manager and financial and business analyst at State Street Corporation, a financial services provider. From 1996 to 1998, Mr. Haus was a senior financial analyst at Fidelity Investments. Mr. Haus received a B.S. from the State University of New York at Fredonia and an M.B.A. from Boston University. Mr. Haus is a Chartered Financial Analyst (CFA) and member of the CFA Institute.

James Preissler has served as our chief financial officer, secretary and a member of our board of directors since June 2008. Since November 2006, Mr. Preissler has served as a managing partner of Panthera Capital Group, an advisory firm for Chinese companies. From November 2004 until November 2006, Mr. Preissler served as the chief financial officer and secretary for China Unistone Acquisition Corp., a blank check company that subsequently merged with a target in China to form Yucheng Technologies (Nasdaq: YTEC), a provider of financial technologies and solutions to banks in China. Mr. Preissler has served as an investment advisor to Yucheng Technologies since its merger in November 2006. From March 2003 until September 2005, Mr. Preissler served as the associate director of research for Majestic Research, a New York-based independent research boutique firm focused on proprietary research for hedge funds and institutional investors. From March 2002 to February 2003, he served as a head of the digital media research group of Investec, an investment bank specializing on mid-cap growth companies in the United States and Europe. Mr. Preissler received a B.A. from Yale University and currently holds Series 7, 24, and 63 securities licenses.

Michael Zhang has served as our executive vice president and a member of our board of directors since our inception. Since April 2002, Mr. Zhang has served as vice president of Hailiang Group Co. Ltd., a Fortune 500 company in China and the parent company of Hailiang Stock Company, a Shenzhen Stock Exchange listed company that is one of the world’s largest producers of copper and copper alloy products, where he leads the real estate development group in the U.S., China and Vietnam and the venture capital and mergers and acquisitions groups of the company. From October 2001 to March 2002, Mr. Zhang served as general counsel to the International Data Group (IDG), an international IT media, research and exposition company in China providing legal expertise in corporate and venture capital matters. From January 2000 to September 2001, Mr. Zhang served as vice president of Shenzhen New Industries Investment Company, an investment banking firm in China focusing on mergers and acquisition. From January 1993 to December 1999, Mr. Zhang was an attorney at the law firm of Becker & Poliakoff, PA, and later was named managing partner of the firm’s Guangzhou and Beijing Office. Mr. Zhang represented many U.S. companies doing business in China in strategic business negotiations, joint ventures, and mergers and acquisitions. He was the author of three published books and numerous articles in newspapers and magazines in China. Mr. Zhang was also a frequent lecturer on U.S. laws and on doing business in China. Mr. Zhang founded his own law firm in January 1990 and provided advice mainly focusing on immigration and corporate law and mergers and acquisitions until December 1992. Mr. Zhang received a J.D. from Nova Southeastern University, graduated from The Graduate School of the Chinese Academy of Social Sciences in Beijing, China, and received a B.A. from Shandong University in Jinan, China.

Peter Li has served as a member of our board of directors since June 2008. Since June 2008, Mr. Li has also served as an independent director and audit committee chairman for Yuhe International Inc., an OTCBB listed company (YUII.OB) engaged in the broiler breeding business in China. Since February 2008, Mr. Li has served as the senior advisor for Yucheng Technologies. Since November 2006, he has also served as chief financial officer of Yucheng Technologies. From October 2004 to October 2006, Mr. Li was the chief financial officer for Beijing Sihitech Technology Co. Ltd. From September 2002 to March 2004, Mr. Li held the position of internal controller at Levono. Prior to September 2002, Mr. Li held various positions in corporate financial management across different industries. Mr. Li is a Certified General Accountant designated in Ontario, Canada. Mr. Li received a B.A. from Beijing Foreign Studies University and Master of Education majoring in educational administration from University of Toronto.

Clarence Li has served as a member of our board of directors since February 2009 and our Vice President since September 30, 2009. Mr. Li has over 25 years of financial and management accounting experiences in Hong Kong and Canada. Since January 2008, Mr. Li has served as the Deputy Director of Industrial Operation Finance, and held various Financial and Management Accounting positions from 1996 to 2007, at Sanofi Pasteur Limited in Toronto, Canada, a division of Sanofi-aventis (Ticker: Paris-SAN, NYSE-SNY), a leader in the pharmaceutical industry. From 1990 to 1995, Mr. Li was an independent financial consultant.  From 1981 to 1989, Mr. Li held executive management positions in AMF Overseas Corp., a subsidiary of AMF Inc., and the Tung-Wah Group, the largest non-profit organization in Hong Kong. Mr. Li started his career as an accountant at the PricewaterhouseCoopers in Hong Kong.  Mr. Li is a Chartered Management Accountant, United Kingdom (ACMA); a Chartered Certified Accountant, United Kingdom (FCCA); a Certified Public Accountant, Hong Kong (CPA); and a Certified General Accountant, Canada (CGA).

Wei (Will) Lu has served as a member of our board of directors since February 2009 and our Vice President since September 30, 2009.  Mr. Lu founded, and since May 2007, has served as the founder and managing director of Fidelity Capital Partners, a business consulting practice focused on strategic and financing planning for Chinese companies.  From 2001 to April 2007, Mr. Lu served as a managing director with World Capital Market, a Los Angeles-based boutique investment banking firm.  From 1997 to 2001, Mr. Lu worked at Arthur Andersen Business Consulting. Mr. Lu received his Bachelor's degree from Fudan University, major in International Finance and minor in International Law.  He also received an MBA from the University of Southern California, Marshall Business School.

Weidong Hong has served as a member of our board of directors since February 2009 and our Vice President since September 30, 2009.  Mr. Hong has served as the Chief Executive Officer and a director of Yucheng Technologies (NASDAQ: YTEC), a leading IT service provider to banking industry in China, since November 2006. Mr. Hong was the Chairman and Chief Executive Officer of Beijing Sihitech Technology Co. Ltd. between June 1999 and November 2006, which was merged with Beijing e-Channels Technology Co. Ltd. and China Unistone Acquisition Corp. to form Yucheng Technologies in November 2006. From May 1997 to June 1999, Mr. Hong served as General Manager of GIT, a company engaged in the business of providing IT services to the Chinese banking industry.  From December 1994 to May 1997, Mr. Hong was Vice President of the PC Department of Secom China Ltd. Mr. Hong received B.E and EMBA degrees from Tsinghua University.

Jie Liu has served as a member of our board of directors since February 2009 and our Vice President since September 30, 2009.  Mr. Liu has served as the Chief Executive Officer of Shenzhen New Industries Venture Capital Co., Ltd., the venture capital affiliate of New Industries Investment Co., Ltd. (NII), an investment banking enterprise in Shenzhen, China sponsored by the State Planning and Development Commission. NII has been a pioneer in venture capital investments in China with principal investments focused in the high-tech, communications, bio-tech, and new materials sectors. Mr. Liu joined Shenzhen New Industries Venture Capital in January 2001 as Manager of the Investment Department and was later named Deputy General Manager and eventually Chief Executive Officer. From July 1999 to January 2001, Mr. Liu led the Development & Research Department at NII. From March 1998 to July 1999, he was a Manager in the Investment Banking Division at New China Trust & Investment Co., Ltd., an investment banking firm. From March 1996 to March 1998, he was General Manager of the Chonqing Silian Environment Engineering Co., Ltd., a project engineering firm. He currently serves on the Board of Directors of the Shenzhen New Industry Medical & Development Co., Ltd., Shenzhen New Industry Biomedical Engineering Co., Ltd. and Changchun New Industry Optoelectronics Tech. Co., Ltd. He also currently serves as Executive Director of the Shenzhen Venture Capital Association and General Manager and Fund Manager of the Direct Investment Department of New China Trust & Investment Co., Ltd. Mr. Liu graduated from the Beijing University of Aeronautics & Astronautics and received a BS with honors in Management Information Systems.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Michael Zhang, Clarence Li and Wei (Will) Lu, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of James Preissler, Peter Li and Weidong Hong, will expire at the second annual meeting. The term of the third class of directors, consisting of Chien Lee, Bill Haus and Jie Lui, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

Special Advisor

We may seek guidance and advice from the following special advisor. We have no formal arrangements or agreements with this advisor to provide services to us and accordingly, he has no fiduciary obligations to present business opportunities to us. This special advisor will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

Jie Liu is the chief executive officer of Shenzhen New Industries Venture Capital Co., Ltd., the venture capital affiliate of New Industries Investment Co., Ltd. (NII), an investment banking enterprise in Shenzhen, China sponsored by the State Planning and Development Commission. NII has principal investments focused in the high-tech, communications, bio-tech, and new materials sectors. Mr. Liu joined Shenzhen New Industries Venture Capital in January 2001 as manager of the Investment Department was later named deputy general manager and eventually chief executive officer. From July 1999 to January 2001, Mr. Liu led the development and research department at NII. From March 1998 to July 1999, he was a manager in the investment banking division at New China Trust & Investment Co., Ltd., an investment banking firm. From March 1996 to March 1998, he served as general manager of the Chonqing Silian Environment Engineering Co., Ltd., a project engineering firm. Mr. Liu began his career as a principal staff member of the National Economic Comprehensive Department within the National Development and Reform Commission. He currently serves on the board of directors of the Shenzhen New Industry Medical & Development Co., Ltd., Shenzhen New Industry Biomedical Engineering Co., Ltd. and Changchun New Industry Optoelectronics Tech. Co., Ltd. He also currently serves as executive director of the Shenzhen Venture Capital Association and General Manager and fund manager of the Direct Investment Department of New China Trust & Investment Co., Ltd. Mr. Liu received a B.S. with honors in Management Information Systems from the Beijing University of Aeronautics & Astronautics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In August 2008, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to CS China Acquisition Corp., Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.

Corporate Governance

We currently do not have audit or nominating committees as we are not a listed issuer and are not required to do so. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on and will form audit and nominating committees, if required.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. In connection with our IPO, CS Capital USA, an affiliate of Chien Lee, agreed to provide us with office space and certain office and secretarial services for a fee of $7,500 per month, should we choose to avail ourselves of such space and services, which, to this point, we have not chosen to do.  However, this arrangement is solely for our benefit and is not intended to provide Mr. Lee compensation in lieu of a salary.  No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of November 13, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Holder (1)	Amount of Beneficial Ownership		Percentage of Outstanding Ordinary Shares
Craig Samuels	536,875	(2)	7.8%
Mitchell Metzman	534,000	(3)	7.8%
Philip J. Hempleman	483,600	(4)	7.0%
Israel A. Englander	381,900	(5)	18.9%
Chien Lee	621,000	(6)	36.5%
Bill Haus	207,000	(7)	4.0%
James Preissler	175,950	(8)	4.7%
Peter Li	175,950	(9)	4.7%
Michael Zhang	138,000		1.7%
Clarence Li	0		0
Weidong Hong	0		0
Jie Liu	0		0
Wei Lu	0		0
All directors and executive officers as a group (nine individuals)	1,317,900	(10)	19.1%
________________________
*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is Room 1708 Dominion Centre, 43-59 Queen’s Road East, Wanchai, Hong Kong.
(2)
The business address for Craig Samuels is 13990 Rancho Dorado Bend, San Diego, California 92130.  The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on August 18, 2008, as amended on February 13, 2009

(3)
Represents 534,000 Ordinary Shares over which Mitchell Metzman and Marnie Metzman each have shared voting and dispositive power.  The business address for the foregoing is 4804 Morrland Lane, Suite 109, Bethesda, Maryland 20814.  The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009.

(4)
Represents (i) 292,900 Ordinary Shares beneficially owned  by Ardsley Partners Fund II, L.P., (“AP II”) (ii) 183,600 Ordinary Shares beneficially owned by Ardsley Partners Institutional Fund, L.P. (“Ardsley Institutional”), (iii) 483,600 Ordinary Shares beneficially owned by Ardsley Advisory Partners (“Ardsley”),  (iv) 476,500 Ordinary Shares beneficially owned by Ardsley Partners I (“Ardsley Partners”), and (v) 483,600 beneficially owned by Phillip J. Hempleman.  Ardsley, the Investment Manager of Ardsley Offshore Fund. Ltd. (“Ardsley Offshore”) and the Investment Adviser of one or more managed accounts, has the power to vote and direct the disposition of the proceeds from the sale of the Ordinary Shares owned by Ardsley Offshore, and the managed accounts, and accordingly may be deemed the direct beneficial owner of such Ordinary Shares. Ardsley, the Investment Adviser of AP II and Ardsley Institutional, shares the power to vote and direct the disposition of the proceeds from the sale of the Ordinary Shares owned by AP II and Ardsley Institutional and, accordingly, may be deemed the direct beneficial owner of such Ordinary Shares. Ardsley Partners, the General Partner of AP II and Ardsley Institutional, shares the power to vote and direct the disposition of the Ordinary Shares owned by AP II and Ardsley Institutional, and, accordingly, may be deemed the direct beneficial owner of such Ordinary Shares. Mr. Hempleman is the Managing Partner of Ardsley and Ardsley Partners and in that capacity directs their operations and therefore may be deemed to be the indirect beneficial owner of the Ordinary Shares owned by Ardsley Offshore, AP II, Ardsley Institutional and the managed accounts. The business address for all of the foregoing, except for Ardsley Offshore Fund Ltd. is 262 Harbor Drive, Stamford, Connecticut 06902.  The address of the registered office of Ardsley Offshore is Romansco Place, Wickhams Cay 1, Roadtown Tortoal, British Virgin Islands.  The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on August 20, 2008, as amended on February 13, 2009

(5)
Represents 381,900 Ordinary Shares held by Integrated Core Strategies (US) LLC (“ICS”). This amount does not include 1,138,695 Ordinary Shares issuable upon exercise of Warrants held by ICS that become exercisable upon the consummation of a business combination. Mr. Englander is the managing member of Millenium Management LLC (“MM”); MM is the general partner of Integrated Holding Group LP (“IHG”); and IHG is the managing member of ICS. As a result, each may be deemed to have shared voting control and investment discretion over the securities. The business address of Mr. Englander and each of the entities is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on August 17, 2009.

(6)
Represents 621,000 Ordinary Shares held by CS Capital USA, an affiliate of Chien Lee.  This amount does not include 2,988,000 Ordinary Shares issuable upon exercise of the Warrants held by CS Capital USA that become exercisable upon the consummation of a business combination. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2009.

(7)	Does not include 110,132 Ordinary Shares issuable upon exercise of the Warrants held by Bill Haus that become exercisable upon the consummation of a business combination.
(8)	Does not include 188,666 Ordinary Shares issuable upon exercise of the Warrants held by James Preissler that become exercisable upon the consummation of a business combination.
(9)	Does not include 2 Ordinary Shares issuable upon exercise of the Warrants held by Peter Li that become exercisable upon the consummation of a business combination.
(10)	Does not include 3,608,000 Ordinary Shares issuable upon exercise of the Warrants held by such individuals that become exercisable upon the consummation of a business combination.

All of the Founders’ Shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. The Founders’ Shares may be released from escrow earlier than this date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Additionally, if holders of more than 20% of the Ordinary Shares sold in our IPO vote against a proposed business combination and seek to exercise their redemption rights and such business combination is consummated, our existing shareholders have agreed to forfeit and return to us for cancellation a number of shares so that the existing shareholders will collectively own no more than 23.81% of our outstanding Ordinary Shares upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination).

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our shareholders, including, without limitation, the right to vote their Ordinary Shares and the right to receive cash dividends, if declared. If dividends are declared and payable in Ordinary Shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing shareholders will receive any portion of the liquidation proceeds with respect to their initial Ordinary Shares.

Simultaneously with the consummation of our IPO, CS Capital USA, Bill Haus, James Preissler, Peter Li and William B. Heyn purchased 3,608,000 Insider Warrants (for a total purchase price of $1,804,000) from us. These purchases took place on a private placement basis.

Chien Lee, Bill Haus, James Preissler, Peter Li and Michael Zhang are our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In September 2007, we issued 1,150,000 Ordinary Shares to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Chien Lee	517,500	Chairman of the Board
Sylvia Lee	517,500	President, Chief Financial Officer, Secretary and Director
Michael Zhang	115,000	Executive Vice President and Director

In June 2008, Chien Lee transferred 517,500 shares to CS Capital USA and Sylvia Lee transferred 172,500 shares to Bill Haus, 146,625 shares to James Preissler and Peter Li and 51,750 shares to William B. Heyn, all at the same price they originally paid for such shares. On August 11, 2008, our board of directors authorized a dividend of 0.2 Ordinary Shares for each outstanding Ordinary Share.

The holders of the majority of these Ordinary Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed about the date of our IPO. The holders of the majority of these Ordinary Shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these Ordinary Shares are released from escrow. In addition, these shareholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these Ordinary Shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Simultaneously with the consummation of our IPO, CS Capital USA, Bill Haus, James Preissler, Peter Li and William B. Heyn purchased 3,608,000 Insider Warrants (for a total purchase price of $1,804,000) from us. These purchases took place on a private placement basis. The Insider Warrants are identical to the Warrants underlying the units offered in our IPO except that if we call the Warrants for redemption, the Insider Warrants will be exercisable on a cashless basis so long as such Warrants are held by these purchasers or their affiliates. These purchasers have agreed that the Insider Warrants will not be sold or transferred by it until after we have completed a business combination. The holders of the majority of these Insider Warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be signed prior to or on the date of our prospectus. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with our IPO, CS Capital USA, an affiliate of Chien Lee, agreed to provide us with office space and certain office and secretarial services for a fee of $7,500 per month, should we choose to avail ourselves of such space and services, which, to this point, we have not chosen to do.  Chien Lee is the chairman of CS Capital USA. Accordingly, he will benefit from the transaction to the extent of his interest in CS Capital USA. However, this arrangement is solely for our benefit and is not intended to provide Mr. Lee compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Miami, Florida metropolitan area, that the fee charged by CS Capital USA is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.
Chien Lee and his wife advanced to us $138,000 to cover expenses related to our IPO. The loans were repaid without interest from the proceeds of our IPO not placed in trust.

In August 2009 and subsequently, the Company issued, in aggregate, $135,000 principal amount of additional unsecured promissory notes to certain officers and initial shareholders.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our existing shareholders, officers or directors who owned our Ordinary Shares prior to our IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested independent directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Our securities are not currently listed on a national securities exchange.  In connection with a proposed business combination, we anticipate applying to have our securities listed on such a national securities exchange.  NASDAQ and NYSE Alternext US listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the Company that would interfere with the director’s exercise of independent judgment.  Currently, only Clarence Li, Wei Lu, Weidong Hong, and Jie Liu would be considered “independent” under that general definition.  At the time of our proposed business combination, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of UHY LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered. UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc.  (“UHY”) in an alternative practice structure.

Audit Fees

During the fiscal years ended July 31, 2009 and July 31, 2008 UHY LLP billed us an aggregate of $47,750 and $104,850, respectively, in fees for the professional services rendered in connection with the audits of our annual financial statements included in our Annual Reports on Form 10-K for those two fiscal years, the review of our financial statements included in our Quarterly Reports on Form 10-Q during those two fiscal years, and our registration statement filings.

Audit-Related Fees

During the fiscal years ended July 31, 2009 and July 31, 2008, we were not billed by UHY LLP for any fees for audit-related services reasonably related to the performance of the audits and reviews for those two fiscal years, in additional to the fees described above under the heading “Audit Fees.”

Tax Fees

During the fiscal years ended July 31, 2009 and July 31, 2008, UHY billed us an aggregate of $0 and $1,550, respectively, for professional services rendered for tax compliance, tax advice, and tax planning services.  These professional services consisted of general consultation from time to time regarding compliance with and planning for federal, state, local and international tax matters.

All Other Fees

During the fiscal years ended July 31, 2009 and 2008, we were not billed by UHY LLP or UHY for any fees for services, other than those described above, rendered to us for those two fiscal years.

Audit Committee Approval

As we do not have an audit committee, the audit committee did not pre-approve any accounting-related or tax services. However, our board of directors has approved the services described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Ordinary Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Unit Purchase Option granted to Representative.*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Chien Lee.*
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Sylvia Lee.*
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Zhang.*
10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*
10.6	Form of Letter Agreement between the Registrant and CS Capital USA, LLC regarding administrative support.*
10.7	Form of Promissory Note, dated as of October 16, 2007, issued to Chien Lee and Sylvia Lee.*
10.8	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders.*
10.9	Form of Subscription Agreement among the Registrant, EarlyBirdCapital, Inc., Graubard Miller and each of CS Capital USA, LLC, Bill Haus, James Preissler, Peter Li and William B. Heyn.*
10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Bill Haus.*
10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jim Preissler.*
10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Peter Li.*
10.13	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and William B. Heyn.*
10.1	Stock Purchase Agreement dated as of October 6, 2009 by and among CS China Acquisition Corp., Asia Gaming & Resort, Ltd., and Spring Fortune Investment Ltd. †
10.2	Amendment No. 1 to Stock Purchase Agreement dated November 10, 2009 by and among CS China Acquisition Corp., Asia Gaming & Resort, Ltd. and Spring Fortune Investment Ltd.†
10.3	Form of Escrow Agreement. †
10.4	Form of Employment Agreement. †
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________
*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-147294).

†	Incorporated by reference to the Registrant’s Report of Foreign Private Issuer on Form 6-K initially filed on October 13, 2009, as amended.

CS CHINA ACQUISITION CORP.
(a corporation in the development stage)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Shareholders’ Equity (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CS China Acquisition Corp.

We have audited the accompanying balance sheets of CS China Acquisition Corp. (a corporation in the development stage) (the “Company”) as of July 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended July 31, 2009 and the periods from September 24, 2007 (inception) to July 31, 2008 and September 24, 2007 (inception) to July 31, 2009 (cumulative).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS China Acquisition Corp. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended July 31, 2009 and the periods from September 24, 2007 (inception) to July 31, 2008 and September 24, 2007 (inception) to July 31, 2009 (cumulative), in conformity with accounting principles generally accepted in the United States of America.

On October 6, 2009, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Asia Gaming & Resort, Ltd. (See note 11).

/s/ UHY LLP

New York, New York
November 12, 2009

CS China Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	July 31, 2009	July 31, 2008

ASSETS
CURRENT ASSETS
Cash	$14,962	$1,167
Investments held in trust	32,915,167	—
Prepaid insurance	64,209	—
Deferred offering costs associated with proposed public offering	—	254,506
Total assets (all current)	$32,994,338	$255,673

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses	$6,000	$122,628
Deferred underwriter fee	993,600	—
Insurance premiums payable	64,209	—
Notes payable to shareholders	—	135,000
Total current liabilities	1,063,809	257,628

Common stock subject to possible redemption, 2,207,999
shares at conversion value	13,159,674	—

COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, $0.0001 par value
Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $0.0001 par value
Authorized 50,000,000 shares; issued and outstanding 6,900,000 shares and 1,150,000 shares at July 31, 2009 and 2008, respectively (which includes 2,207,999 shares subject to possible redemption at July 31, 2009)	690	115
Warrants	7,324,000	—
Additional paid-in capital	11,404,244	24,885
Retained earnings (deficit accumulated) during the development stage	41,921	(26,955)
Total shareholders’ equity (deficit)	18,770,855	(1,955)
Total liabilities and shareholders’ equity (deficit)	$32,994,338	$255,673

See notes to financial statements

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

	For the Year Ended July 31, 2009	For the Period from September 24, 2007 (Inception) to July 31, 2008	For the Period from September 24, 2007 (Inception) to July 31, 2009 (Cumulative)

Income
Interest Income	$355,599	$—	$355,599

Expenses
Travel and Entertainment Expense	150,365	—	150,365
Insurance Expense	81,053	—	81,053
Legal Expense	15,474	—	15,474
Formation Costs	50	3,837	3,887
General and Administrative Expense	39,781	23,118	62,899
Total expenses	286,722	26,955	313,677

Operating income (loss)	68,876	(26,955)	41,921

Net income (loss)	$68,876	$(26,955)	$41,921

Weighted average shares outstanding – basic and diluted	6,669,505	1,150,000	4,126,444

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$0.01

See notes to financial statement

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Changes in Shareholders’ Equity (Deficit)
For the period from September 24, 2007 (inception) to July 31, 2009

	Ordinary Shares			Additional Paid-In	Retained Earnings (Deficit Accumulated) During the Development	Shareholders’
	Shares	Amount	Warrants	Capital	Stage	Equity(Deficit)

Ordinary shares issued September 24, 2007 to Initial Shareholders for cash	1,150,000	$115	$—	$24,885	$-	$25,000
Net loss September 24, 2007 to July 31, 2008	—	—	—	—	(26,955)	(26,955)
Balance at July 31, 2008	1,150,000	115	—	24,885	(26,955)	(1,955)
Dividend issued on August 11, 2008	230,000	23	—	(23)	—	—
Proceeds from private placement of insider warrants	—	—	1,804,000	—	—	1,804,000
Sale of 5,520,000 units, net of underwriters'
discount and offering expenses ($2,066,892) (includes 2,207,999 shares subject to possible conversion)	5,520,000	552	5,520,000	24,538,956	—	30,059,508
Proceeds subject to possible conversion of 2,207,999 shares	—	—	—	(13,159,674)	—	(13,159,674)
Proceeds from issuance of underwriter purchase option	—	—	—	100	—	100
Net income	—	—	—	—	68,876	68,876
Balance at July 31, 2009	6,900,000	$690	$7,324,000	$11,404,244	$41,921	$18,770,855

See notes to financial statements

CS China Acquisition Corp.
(a corporation in the development stage)

Statements of Cash Flows

	For the Year Ended July 31, 2009	For the Period from September 24, 2007 (Inception) to July 31, 2008	For the Period from September 24, 2007 (Inception) to July 31, 2009 (Cumulative)

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$68,876	$(26,955)	$41,921
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Change in accrued expenses	(5,706)	11,706	6,000
Net cash provided by (used in) operating activities	63,170	(15,249)	47,921
CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust Fund	(32,915,167)	—	(32,915,167)
Net cash used in investing activities	(32,915,167)	—	(32,915,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds of public offering	$33,120,000	$—	$33,120,000
Proceeds from the private placement of insider warrants	1,804,000	—	1,804,000
Proceeds from sale of ordinary shares to founding shareholders	—	25,000	25,000
Proceeds from issuance of underwriter purchase option	100	—	100
Proceeds from shareholders’ note payable	3,000	135,000	138,000
Payments of shareholders’ note payable	(138,000)	—	(138,000)
Payments of costs associated with public offering	(1,923,308)	(143,584)	(2,066,892)
Net cash provided by financing activities	32,865,792	16,416	32,882,208
NET INCREASE IN CASH	13,795	1,167	14,962
CASH, Beginning	1,167	—	—
CASH, Ending	$14,962	$1,167	$14,962

Supplemental schedule of non-cash financing activity:
Increase (decrease) in accrual for offering costs	$(110,992)	$110,922	$—
Deferred underwriter fees	$993,600	$—	$993,600
Fair value of underwriter purchase option	$1,804,800	$—	$1,804,800

See notes to financial statements

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

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

The Company consummated its initial public offering (“Offering”) of units (“units”) on August 15, 2008 and received net proceeds of $27,319,681 net of transaction costs (Note 3).  Simultaneously with the consummation of the Offering, the Company sold 3,320,000 Insider Warrants (Note 6) to certain Initial Shareholders (defined below) of the Company at $0.50 per Insider Warrant for proceeds of $1,660,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the PRC (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to affect a Business Combination successfully.  On August 20, 2008, the underwriters notified the Company that they had exercised their over-allotment option to purchase an additional 720,000 units and the over-allotment option was consummated on August 21, 2008.  The additional units sold pursuant to the over allotment option generated gross proceeds of $4,320,000.  Simultaneously with the consummation of the over-allotment option, the Company sold an additional 288,000 Insider Warrants to certain Initial Shareholders of the Company at $0.50 per Insider Warrant for proceeds of $144,000.  An amount of $32,899,200 (including $1,804,000 of proceeds from the sale of Insider Warrants) is being held in a trust account (“Trust Account”).  Upon consummation of the Offering, such funds were deposited with HSBC Bank USA, National Association and are currently invested in the HSBC Investor Tax-Free Money Market Fund.  Such funds have been invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination and (ii) liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  Certain of the Initial Shareholders have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company.  However, there can be no assurance that they will be able to satisfy those obligations should they arise.  The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.  As of July 31, 2009, $339,631 has been released to fund working capital requirements and an additional $15,967 is accrued in the Trust Account but has not been released to the Company.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

On October 6, 2009, the Company entered into a Stock Purchase Agreement, subsequently amended on November 10, 2009, (the “Agreement”) with Asia Gaming & Resort, Ltd. (“AGRL”) and Spring Fortune Investment Ltd. (the “Shareholder”).  Pursuant to the Agreement, the Company will purchase all of the outstanding shares of AGRL stock from the Shareholder.

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

The Company’s Memorandum and Articles of Association provides that the Company will continue in existence only until February 11, 2010, or February 11, 2011 if a definitive agreement has been executed by February 11, 2010 and the Business Combination has not been consummated by February 11, 2010.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate and dissolve for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 3).  As of the October 6, 2009 Agreement, the Company has met the conditions to extend the liquidation of the Company until February 11, 2011 by entering a definitive agreement prior to February 11, 2010.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Enterprise

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

CASH AND CASH EQUIVALENTS/CONCENTRATION OF CREDIT RISK

Cash comprises cash in bank and demand deposits with banks and other financial institutions.

The Company classifies all highly liquid debt instruments purchased with a maturity of three months or less as cash equivalents. Cash and cash equivalents are maintained in FDIC insured accounts at credit qualified financial institutions

In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000, and to an unlimited amount for non-interest bearing accounts. The coverage increase, which is temporary, extends through December 31, 2013 for interest bearing accounts and June 30, 2010 for non-interest bearing accounts. At July 31, 2009 and 2008, there were no uninsured cash balances.

INVESTMENTS HELD IN TRUST

The Company’s restricted investment held in the Trust Account at July 31, 2009 is comprised of one tax free money market fund with a short term maturity.

INCOME TAXES

Income taxes are accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the “asset and liability method” of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are based on the current period taxable income for federal, state and local income tax reporting purposes.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

UNCERTAIN TAX POSITION

The Company has elected to defer the application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in accordance with FASB Staff Position No. 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Companies. The Company will continue to evaluate uncertain tax positions in accordance with FASB Statement No. 5, Accounting for Contingencies.  Under that Statement, if it is probable that an uncertain tax position will result in a material liability and the amount of the liability can be estimated, then the estimated liability is accrued. As of July 31, 2009 and 2008, there were no amounts that had been accrued with respect to uncertain tax positions.

EARNINGS PER SHARE

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as exercised basis:

	For the Year Ended July 31, 2009	For the Period from September 24, 2007 (Inception) to July 31, 2008	For the Period from September 24, 2007 (Inception) to July 31, 2009 (Cumulative)

Net income (loss)	$68,876	$(26,955)	$41,921
Denominator
Basic weighted average shares	6,669,505	1,150,000	4,126,444
Basic income (loss) per share	$0.01	$(0.02)	$0.01

There were no potentially dilutive securities for the period from September 24, 2007 (inception) to July 31, 2008, for the year ended July 31, 2009 and for the period from September 24, 2007 (inception) to July 31, 2009 (cumulative).

The following warrants were not included in the diluted earnings per share computation.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life

Outstanding September 24, 2007	—	—	—
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding July 31, 2008	—	—	—
Granted	14,648,000	—	$5.00	5 years
Forfeited	—	—	—
Exercised	—	—	—
Outstanding July 31, 2009	14,648,000	—	$5.00	4 years

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

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

SUBSEQUENT EVENTS

For purposes of preparing this 10-K, the Company considered events through November 12, 2009.  See Note 11 for disclosure regarding subsequent events. No material events have occurred since November 12, 2009, which have not been disclosed in these financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009
NOTE 4 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting fees incurred prior to the initial public offering that are directly related to the offering.  At closing, the deferred offering costs were paid and offset the gross proceeds in shareholders’ equity.

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

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.  The following table presents the investment in a money market fund, the Company’s only financial asset measured and recorded at fair value on the Company’s balance sheets on a recurring basis and its level within the fair value hierarchy as of July 31, 2009:

	Fair Value
As of July 31, 2009	Level 1	Level 2	Level 3	Total

Investment in Money Market	$32,915,167	$—	$—	$32,915,167

There is no gain on fair value of the financial instrument recognized.

The valuation of the money market fund is based on the fair value of all securities underlying the fund.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

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

NOTE 7 - NOTES PAYABLE TO SHAREHOLDERS

The Company issued, in aggregate, $138,000 principal amount of unsecured promissory notes to certain officers and Initial Shareholders.  The notes were noninterest bearing and payable on July 31, 2009.  The Company repaid the entire principal amount of these notes prior to July 31, 2009.

NOTE 8 - COMMITMENTS

In connection with the Company’s IPO, CS Capital USA, an affiliate of Chien Lee, agreed to provide the Company with office space and certain office and secretarial services for a fee of $7,500 per month, should the Company choose to avail themselves of such space and services, which, as of July 31, 2009 the Company has not.

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

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

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

NOTE 10 – ORDINARY SHARES

At July 31, 2009, 16,088,000 ordinary shares have been reserved for issuance upon exercise of outstanding Warrants and underwriter unit purchase option.

NOTE 11 – SUBSEQUENT EVENTS

Stock Purchase Agreement – Business Combination

On October 6, 2009, the Company entered into a Stock Purchase Agreement, subsequently amended on November 10, 2009, (the “Agreement”) with Asia Gaming & Resort, Ltd. (“AGRL”) and Spring Fortune Investment Ltd. (the “Shareholder”).  As a result of the signed agreement the Company has until February 11, 2011 to complete the Business Combination.  Pursuant to the Agreement, the Company will purchase all of the outstanding shares of AGRL stock from the Shareholder.

AGRL is an investment holding company. The principal business activities of its wholly owned subsidiaries are to hold Profit Agreements with VIP Room gaming promoter companies (“Promoters”) and to receive 100% of the profit streams from the Promoters.  The Promoters currently participate in the promotion of two major luxury VIP gaming facilities (“VIP rooms”) in Macau, China, the largest gaming market in the world.  One of the Macau VIP rooms is located at the top-tier MGM Grand Macau Casino in downtown Macau and is operated by the MGM Grand Paradise S.A.  Another Macau VIP gaming facility is operated by Galaxy Casino, S.A. and is located in the luxury 5-star hotel, the Star World Hotel & Casino in downtown Macau.  In addition, the Promoters plan to promote the first luxury VIP room in Jeju Island in South Korea, which will offer Macau-style gaming, and have concluded a favorable trial operation there.

CS China Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements
For the Year Ended July 31, 2009 and
for the periods from September 24, 2007 (inception) to July 31, 2008 and 2009

The transaction is expected to be consummated no later than the fourth business day after the date on which the last of the conditions set forth in the Agreement is fulfilled.

The aggregate consideration (“Purchase Consideration”) to be paid by the Company to the Shareholder for the shares of AGRL Stock will be (a) 10,350,000 Ordinary Shares, which shall be paid at the closing of the transaction and (b) 4,120,000 Ordinary Shares of the Company stock which shall be paid no later than 5 business days after the filing of our Annual Report for the fiscal year ending December 31, 2010.

In addition, the Shareholder shall be entitled to receive additional Ordinary Shares of the Company stock for each of the years 2009, 2010, 2011 and 2012 in which AGRL has net after tax income that equals or exceeds the target specified for such year in the Agreement (the “Incentive Target”).  The total maximum number of incentive shares that the Shareholder may receive is 17,196,000.  With respect to year 2009, the Shareholder will not be entitled to receive any incentive shares unless, in addition to achieving the Incentive Target, AGRL’s rolling chip turnover (as such term is commonly understood in the gaming and junket operations industry) exceeds $3,668,257,008, and with respect to years 2009 and 2010, the maximum aggregate number of incentive shares that the Shareholder will be entitled to receive is 12,050,000.

In addition, for each of the years 2009, 2010, 2011 and 2012, we will issue 530,000 Ordinary Shares of the Company stock if AGRL has adjusted net income equal to or greater than $29 million, $60 million, $75 million and $82.5 million, respectively.

We expect that the transaction will be consummated shortly after the special meeting of shareholders that we will schedule to approve the transaction.

Notes Payable to Shareholders

In August 2009 and subsequently, the Company issued, in aggregate, $135,000 principal amount of additional unsecured promissory notes to certain officers and Initial Shareholders.  The notes are noninterest bearing and payable on the earlier of July 31, 2012 or the closing of a business combination.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2009.

CS CHINA ACQUISITION CORP.

By:	/s/ William P. Haus
William P. Haus
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chien Lee	Chairman of the Board	November 13, 2009
Chien Lee

/s/ William P. Haus	Chief Executive Officer (Principal Executive	November 13, 2009
William P. Haus	Officer)

/s/ James Preissler	Chief Financial Officer, Secretary and Director	November 13, 2009
James Preissler	(Principal Accounting Officer and Principal Financial Officer)

/s/ Michael Zhang	Executive Vice President and Director	November 13, 2009
Michael Zhang

/s/ Peter Li	Director	November 13, 2009
Peter Li

/s/ Clarence Li	Director and Vice President	November 13, 2009
Clarence Li

/s/ Wei Lu	Director and Vice President	November 13, 2009
Wei Lu

/s/ Weidong Hong	Director and Vice President	November 13, 2009
Weidong Hong

/s/ Jie Liu	Director and Vice President	November 13, 2009
Jie Liu